Form 10-Q
period 1996-03-31
CENFED FINANCIAL CORP
filed 1996-05-15
CIK 873459

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


                       _________________________________

                                   FORM 10-Q

                       __________________________________

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   March 31, 1996

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _______________

                       Commission file number  0-19491


                        CENFED FINANCIAL CORPORATION
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

           DELAWARE                                     95-4314853
- -------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)

199 North Lake Avenue, Pasadena, California                             91101
- -------------------------------------------                          ----------
(Address of principal executive offices)                             (Zip code)

Registrant's telephone number, including area code (818) 585-2400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. Yes  X     No___

Number of shares outstanding of the registrant's sole class of common stock at April 19, 1996: 5,027,590

                          CENFED FINANCIAL CORPORATION
                                     INDEX


PART I.          FINANCIAL INFORMATION
                 ---------------------

      Item 1.    Financial Statements

                 Consolidated Statements of Financial Condition as of March 31, 1996
                 and December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

                 Consolidated Statements of Operations for the Three Months
                 Ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 4

                 Consolidated Statements of Cash Flows for the Three Months
                 Ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . 5

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . 7

      Item 2.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8


PART II.         OTHER INFORMATION
                 -----------------

      Item 6.    Exhibits

                 a.  Exhibits

                 b.  Reports on Form 8-K

 CENFED FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

 DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS                                     MARCH 31,             DECEMBER 31,
                                                                                   1996                  1995
                                                                              ---------------      ------------------
 ASSETS:
- ------------------------------------------------------------------------------------------------------------------------
 Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $21,189                $21,928
 Federal funds sold  . . . . . . . . . . . . . . . . . . . . . . . . . .                  2,888                  7,288
- ------------------------------------------------------------------------------------------------------------------------
           Cash and cash equivalents . . . . . . . . . . . . . . . . . .                 24,077                 29,216
- ------------------------------------------------------------------------------------------------------------------------
 Investment securities available for sale, at fair value . . . . . . . .                117,670                133,778
 Mortgage-backed securities ("MBS") available for sale, at fair value  .                349,078                341,288
 Loans held for investment, net  . . . . . . . . . . . . . . . . . . . .              1,466,292              1,492,094
 Loans held for sale, at lower of cost or fair value . . . . . . . . . .                102,100                100,183
 Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . .                 15,264                 14,894
 Real estate acquired in settlement of loans ("REO") . . . . . . . . . .                  7,107                  6,236
 Real estate held for development and sale, net  . . . . . . . . . . . .                    400                  5,410
 Premises and equipment, net   . . . . . . . . . . . . . . . . . . . . .                 12,927                 13,300
 Intangible assets, net of accumulated amortization  . . . . . . . . . .                    249                    248
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .                  3,818                  3,818
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 14,600                 14,774
                                                                                         ------                 ------
- ------------------------------------------------------------------------------------------------------------------------
                                                                                     $2,113,582             $2,155,239
========================================================================================================================

- ------------------------------------------------------------------------------------------------------------------------
 LIABILITIES AND STOCKHOLDERS' EQUITY:
- ------------------------------------------------------------------------------------------------------------------------
 Customer deposit accounts . . . . . . . . . . . . . . . . . . . . . . .             $1,580,815             $1,551,329
 Securities sold under agreements to repurchase  . . . . . . . . . . . .                 91,506                150,052
 Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 22,750                 22,800
 FHLB advances . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                289,900                300,500
 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .                 22,836                 26,006
- ------------------------------------------------------------------------------------------------------------------------
           Total liabilities . . . . . . . . . . . . . . . . . . . . . .              2,007,807              2,050,687
- ------------------------------------------------------------------------------------------------------------------------
 Commitments and contingent liabilities

 Common stock. $.01 par value
 Authorized shares: 14,000,000 at March 31, 1996 and December 31, 1995
 Outstanding shares: 5,031,500 at March 31, 1996 and 5,013,000 at                            46                     46

 December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .

 Additional paid in capital  . . . . . . . . . . . . . . . . . . . . . .                 30,447                 30,126
 Retained earnings - substantially restricted  . . . . . . . . . . . . .                 77,597                 73,721
 Unrealized gain (loss) on securities available for sale, net of tax . .                  (769)                  2,179
 Deferred compensation - retirement plans  . . . . . . . . . . . . . . .                (1,546)                (1,520)
- ------------------------------------------------------------------------------------------------------------------------
           Total stockholders' equity  . . . . . . . . . . . . . . . . .                105,775                104,552
- ------------------------------------------------------------------------------------------------------------------------
                                                                                     $2,113,582             $2,155,239
========================================================================================================================


See notes to consolidated financial statements.

 CENFED FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                         -----------------------------------------------
 IN THOUSANDS, EXCEPT SHARE AMOUNTS                                                1996                  1995
                                                                              --------------        --------------
- ------------------------------------------------------------------------------------------------------------------------
 INTEREST AND DIVIDEND INCOME:
   Loans   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                $30,523                $22,567
   Investment securities and short-term investments  . . . . . . . . . .                  1,934                  1,744
   Mortgage-backed securities  . . . . . . . . . . . . . . . . . . . . .                  6,275                  5,948
- ------------------------------------------------------------------------------------------------------------------------
             Total interest and dividend income  . . . . . . . . . . . .                 38,732                 30,259
- ------------------------------------------------------------------------------------------------------------------------
 INTEREST EXPENSE:
    Customer deposit accounts  . . . . . . . . . . . . . . . . . . . . .                 20,062                 14,841
    Securities sold under agreements to repurchase . . . . . . . . . . .                  1,754                  2,586
    FHLB advances  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  4,153                  3,017
    Other borrowings . . . . . . . . . . . . . . . . . . . . . . . . . .                    626                    607
- ------------------------------------------------------------------------------------------------------------------------
             Total interest expense  . . . . . . . . . . . . . . . . . .                 26,595                 21,051
- ------------------------------------------------------------------------------------------------------------------------
    Net interest income  . . . . . . . . . . . . . . . . . . . . . . . .                 12,137                  9,208

 PROVISIONS FOR LOAN LOSSES  . . . . . . . . . . . . . . . . . . . . . .                  2,800                    600
- ------------------------------------------------------------------------------------------------------------------------
              Net interest income after provisions for loan losses . . .                  9,337                  8,608
- ------------------------------------------------------------------------------------------------------------------------
 NON-INTEREST INCOME:
    Loan servicing fees  . . . . . . . . . . . . . . . . . . . . . . . .                  1,065                    645
    Customer deposit account fees  . . . . . . . . . . . . . . . . . . .                    484                    454
    Gain on sale of investments and MBS  . . . . . . . . . . . . . . . .                    597                     50
    Gain on sale of loans  . . . . . . . . . . . . . . . . . . . . . . .                     33                     77
    Income (Loss) from real estate operations  . . . . . . . . . . . . .                  4,249                  (181)
   Commissions from sales of investment products . . . . . . . . . . . .                    405                    426
    Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     97                    122
- ------------------------------------------------------------------------------------------------------------------------
           Total non-interest income . . . . . . . . . . . . . . . . . .                  6,930                  1,593
- ------------------------------------------------------------------------------------------------------------------------
 OPERATING EXPENSES:
    Compensation and employee benefits . . . . . . . . . . . . . . . . .                  4,155                  4,250
    Net occupancy  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,552                  1,349
    Deposit insurance premiums . . . . . . . . . . . . . . . . . . . . .                    850                    749
    Data and check processing  . . . . . . . . . . . . . . . . . . . . .                    410                    435
    Advertising and marketing  . . . . . . . . . . . . . . . . . . . . .                    194                    244
    Intangible amortization  . . . . . . . . . . . . . . . . . . . . . .                     19                   (41)
    Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  1,654                  1,183
- ------------------------------------------------------------------------------------------------------------------------
           Total operating expenses  . . . . . . . . . . . . . . . . . .                  8,834                  8,169
- ------------------------------------------------------------------------------------------------------------------------
           Earnings before income taxes and extraordinary item . . . . .                  7,433                  2,032

 INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  2,783                    440
- ------------------------------------------------------------------------------------------------------------------------
           Earnings before extraordinary item  . . . . . . . . . . . . .                  4,650                  1,592

 EXTRAORDINARY ITEM:
   Early extinguishment of debt (net of income taxes of $267)  . . . . .                  (364)                     --
- ------------------------------------------------------------------------------------------------------------------------
               NET EARNINGS  . . . . . . . . . . . . . . . . . . . . . .                 $4,286                 $1,592
========================================================================================================================
 PRIMARY EARNINGS PER SHARE:
  Before extraordinary item  . . . . . . . . . . . . . . . . . . . . . .                  $0.90                  $0.32
  Extraordinary item . . . . . . . . . . . . . . . . . . . . . . . . . .                ($0.07)                  $0.00
- ------------------------------------------------------------------------------------------------------------------------
           After extraordinary item  . . . . . . . . . . . . . . . . . .                  $0.83                  $0.32
========================================================================================================================
 AVERAGE PRIMARY SHARES OUTSTANDING  . . . . . . . . . . . . . . . . . .              5,157,000              4,929,000
========================================================================================================================

See notes to consolidated financial statements.

 CENFED FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                        ------------------------------------------------
 IN THOUSANDS                                                                      1996                  1995
                                                                              --------------        --------------
- ------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 $4,286                $1,592
 Adjustments to reconcile net earnings to net cash provided:
     Net amortization (accretion) of fees, discounts and premiums  . . .                    428                 (517)
    Depreciation and amortization  . . . . . . . . . . . . . . . . . . .                    751                   569
    Gain on sales of loans . . . . . . . . . . . . . . . . . . . . . . .                   (21)                  (77)
    Gain on sales of investments and mortgage-backed securities  . . . .                  (598)                  (48)
    Provisions for loan and real estate losses . . . . . . . . . . . . .                  2,800                   664
    Change in accrued income taxes . . . . . . . . . . . . . . . . . . .                  2,366                   440
    Originations and purchases of loans held for sale  . . . . . . . . .               (11,446)              (11,048)
    Proceeds from sales of loans held for sale . . . . . . . . . . . . .                  4,003                 5,127
    Increase in interest receivable  . . . . . . . . . . . . . . . . . .                  (370)                 (739)
    Increase in interest payable   . . . . . . . . . . . . . . . . . . .                    712                   942
    Change in other assets and other liabilities . . . . . . . . . . . .                (1,986)               (1,648)
    FHLB stock dividends . . . . . . . . . . . . . . . . . . . . . . . .                  (202)                 (251)
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                    (5)                     -
- ------------------------------------------------------------------------------------------------------------------------
    Net cash (used in) provided by operating activities  . . . . . . . .                    718               (4,994)
- ------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investment securities held to maturity  . . . . . . . .                     --                    --
    Purchases of  investment securities available for sale . . . . . . .               (12,878)                    --
    Proceeds from sales of investment securities available for sale  . .                 21,674                    --
    Maturities of investment securities available for sale . . . . . . .                  5,000                    --
    Purchases of MBS held to maturity  . . . . . . . . . . . . . . . . .                     --              (22,872)
    Purchases of MBS available for sale  . . . . . . . . . . . . . . . .               (94,183)              (33,936)
    Proceeds from sales of MBS available for sale  . . . . . . . . . . .                 71,431                31,448
    Principal repayments on MBS  . . . . . . . . . . . . . . . . . . . .                 13,201                16,561
    Originations and purchases of loans held for investment  . . . . . .               (36,416)              (75,072)
    Proceeds from sale of loans held for investment  . . . . . . . . . .                     --                 1,452
    Loan repayments and prepayments  . . . . . . . . . . . . . . . . . .                 58,938                25,888
    Purchases of premises and equipment  . . . . . . . . . . . . . . . .                  (212)                 (499)
    Sales of premises and equipment  . . . . . . . . . . . . . . . . . .                     --                    35
    Investment in REO and real estate held for development and sale  . .                  (204)                    36
    Sales of REO and real estate held for development and sale . . . . .                  7,460                 2,617
- ------------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) investing activities  . . . . . . .                 33,811              (54,342)
- ------------------------------------------------------------------------------------------------------------------------

 CENFED FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED


 CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in customer deposit accounts  . . . . . . . . . . . . .                 29,819                82,994
    Net decrease in notes payable  . . . . . . . . . . . . . . . . . . .                   (50)                  (50)
    Net increase (decrease) in short-term financing:
       FHLB advances . . . . . . . . . . . . . . . . . . . . . . . . . .               (11,400)              (28,200)
       Securities sold under agreements to repurchase  . . . . . . . . .               (58,546)                18,173
    Repayment of long-term FHLB advance  . . . . . . . . . . . . . . . .                (9,200)                     -
    Proceeds from long-term FHLB advance . . . . . . . . . . . . . . . .                 10,000                     -
    Dividends paid . . . . . . . . . . . . . . . . . . . . . . . . . . .                  (411)                 (322)
    Proceeds from issuance of common stock . . . . . . . . . . . . . . .                    120                    26
- ------------------------------------------------------------------------------------------------------------------------
       Net cash (used in) provided by financing activities . . . . . . .               (39,668)                72,621
- ------------------------------------------------------------------------------------------------------------------------
    Net (decrease) increase in cash and cash equivalents . . . . . . . .                (5,139)                13,285
    Cash and cash equivalents, beginning of period . . . . . . . . . . .                 29,216                23,954
- ------------------------------------------------------------------------------------------------------------------------
    CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . . . . . . . . . . .                $24,077               $37,239
========================================================================================================================

                                              SUPPLEMENTARY INFORMATION

 CASH PAID FOR:
   Interest on customer deposit accounts . . . . . . . . . . . . . . . .                $25,883               $22,261
   Income tax payments . . . . . . . . . . . . . . . . . . . . . . . . .                   $150                    --

 NON-CASH ITEMS:
   Real estate acquired in settlement of loans . . . . . . . . . . . . .                 $5,476                $2,712
   Net change in unrealized gain (loss) on securities available for sale               ($2,948)                $1,589

   Transfer to real estate held for development and sale from
      premises and equipment . . . . . . . . . . . . . . . . . . . . . .                     --                $5,164

See notes to consolidated financial statements.

                          CENFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     MARCH 31, 1996, DECEMBER 31, 1995 AND
                   THREE MONTHS ENDED MARCH 31, 1996 AND 1995

(1)  BASIS OF PRESENTATION

      The consolidated statement of financial condition as of March 31, 1996, and the related consolidated statements of operations and cash flows for the three months ended March 31, 1996 and 1995, are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial condition of CENFED Financial Corporation (the "Company") as of March 31, 1996 and its results of operations and cash flows for the three months ended March 31, 1996 and 1995. The results of operations for the unaudited interim period are not necessarily indicative of the results of operations to be expected for the entire year of 1996.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting
principles.   Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)  SUBSEQUENT EVENTS

      On April 4, 1996, the Company announced a 10% stock dividend payable to shareholders of record as of April 19, 1996. The Company also declared its quarterly cash dividend of $.09 per share to shareholders of record as of the same date. Both the stock and cash dividends will be distributed on May 10, 1996.

(3)  EARNINGS PER SHARE

      The Company has a long term incentive plan that includes incentive stock options. For purposes of determining primary earnings per share and fully diluted earnings per share, stock options granted to officers and directors of the Company are considered common stock equivalents and are added to common shares outstanding, using the treasury stock method. At March 31, 1996, fully diluted earnings per share were the same as primary earnings per share as the dilution under the fully diluted earnings per share calculation is not material.

      Earnings per share for all periods presented have been calculated based upon the increased number of shares of common stock and common stock equivalent after giving effect to the stock dividend distributed on May 10, 1996.

ITEM 2.
                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND ASSET QUALITY

OPERATING STRATEGY

      The operating strategy of CENFED Financial Corporation (the "Company") consists of three primary elements: (i) acquiring assets providing returns that satisfy the Company's cost of capital requirements; (ii) focusing on retail deposit gathering as the principal source of funding; and (iii) focusing on the efficiency of Company operations.

      Acquiring assets providing returns that satisfy the Company's cost of capital requirements. The Company seeks assets that provide returns, on a credit risk-adjusted basis, that meet or exceed its cost of capital. In pursuit of this strategy, the Company identifies new lines of business in which it believes it can successfully serve customer niches and achieve satisfactory returns. Management has pursued this strategy through the Company's entry into business lending under lending programs sponsored by the United States Small Business Administration ("SBA") and through the discontinuation of wholesale-originated, single family lending in 1995. The Company continues to offer single family real estate loans through retail loan officers and it purchases packages of single family loans from other institutions from time to time. In addition, the Company continues to offer multifamily residential and commercial real estate loans, which historically have met and continue to meet its return objectives.

      In the first quarter of 1996, loan originations totaled $47.6 million, representing a 30% decrease from the $68.1 million of loans originated in the corresponding period in 1995. The mix of loan originations in the first quarter of 1996 reflected the Company's emphasis on higher risk assets with
expected higher rates of return.   Income property loans, SBA loans and single
family loans represented 44%, 29% and 27%, respectively, of total originations in the first quarter of 1996, compared to 7%, 4% and 89%, respectively, in the first quarter of 1995.

      The Company views purchasing loans as a suitable alternative to originating loans when loan origination volumes are insufficient to meet the Company's growth requirements. During the first quarter of 1996, the Company purchased only $127,000 of loans, compared to $18.0 million in the year-earlier quarter. In the absence of changes in current market conditions, the Company expects that the volume of loans originated and purchased in 1996 will be less than in 1995.

      Focusing on retail deposit gathering as the principal source of funding. The Company believes that deposits gathered through its retail delivery system are the most stable and economical source of funding for its operations, in the long run. Gaining substantial market share and name recognition in the Southern California marketplace is particularly challenging due to the number of competitors and the presence of several large financial institutions in most
of the same communities in which the Company has branch offices.   In light of
this challenge, the Company looks for opportunities to increase its market share in those communities where institutional name recognition is possible and franchise value is greatest. The Company uses consolidations, acquisitions, sales and exchanges of deposits to increase its average branch size and improve market share in selected communities.

      Retail deposits at March 31, 1996 represented 64% of total assets, compared to 62% one year earlier. The Company's average retail deposits per branch totaled $75.4 million, compared to $59.0 million at the same dates, respectively. The increase in average deposits per branch reflects the cumulative beneficial impact of the deposit and branching transactions in recent periods in combination with the Company's success at generating deposit growth through its delivery system.

      Focusing on the efficiency of Company operations. The Company believes that it can achieve economies of scale primarily through asset growth and increasing the average size of its retail branches. One measure of operational efficiency is the ratio of general and administrative expenses (excluding goodwill amortization) to average assets. In the first quarter of 1996, the annualized general and administrative expense ratio was 1.65%, compared to 1.73% in the corresponding period in the previous year. Even though the Company seeks ways to decrease its costs to deliver its products, future improvements in operating efficiency are largely contingent upon growth in the asset base. Management believes that growing the asset base in the immediate future may be difficult.

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

ANALYSIS OF STATEMENT OF FINANCIAL CONDITION

      Following six consecutive quarters of growth in total assets, the Company's total assets decreased by $41.7 million, or by 1.9%, during the first
quarter of 1996.   The following table sets forth significant changes in the
Company's statement of financial condition:

                                                                  INCREASE (DECREASE) DURING
                  (In thousands)                                    FIRST QUARTER OF 1996:
                                                                    ----------------------
                  Loans held for investment, net  . . . . . .                  ($25,802)

                  MBS and investment securities . . . . . . .                    (8,318)
                  All other, net  . . . . . . . . . . . . . .                    (7,537)
                                                                                 -------
                     Change in total assets . . . . . . . . .                  ($41,657)
                                                                               =========

                  Customer deposit accounts . . . . . . . . .                    $29,486
                  Borrowings  . . . . . . . . . . . . . . . .                   (69,169)
                  Stockholders' equity  . . . . . . . . . . .                      1,223

                  All other, net  . . . . . . . . . . . . . .                    (3,197)
                                                                                 -------
                       Change in total liabilities and equity                  ($41,657)
                                                                               =========

      Loans Held for Investment. Loans held for investment decreased by $25.8 million during the quarter largely due to weak loan demand that resulted in levels of loan originations that were insufficient to offset repayments within the portfolio. During the quarter, the Company was not able to purchase loans at satisfactory prices to supplement its loan originations.

      MBS and Investment Securities. The Company has historically purchased MBS and investment securities when it could not meet its growth objectives through loan originations and purchases. During the first quarter of 1996, the Company's efforts were focused on reducing its exposure to changes in interest rates rather than identifying securities for purchase. In the future, the Company will focus on identifying securities for purchase with suitable yield and interest rate risk characteristics.

      Customer Deposit Accounts. Although total assets decreased during the first quarter of 1996, total balances of customer deposit accounts increased by $29.5 million, or by 1.9%, consisting of a $12.8 million increase in retail deposits and a $16.7 million increase in wholesale certificates of deposit.

      Borrowings. Total borrowings decreased by $69.2 million during the first quarter of 1996, due to asset shrinkage in combination with growth in customer deposit accounts. However, the Company frequently uses borrowings as a source of funds when purchasing securities or loans and expects to do so in the future.

      Stockholders' Equity. Stockholders' equity increased by only $1.2 million during the first quarter of 1996 even though net earnings totaled $4.3 million. As a result of an increase in market interest rates during the first quarter of 1996, the Company recorded a $769,000 unrealized loss on securities available for sale, after taxes, as of March 31, 1996, compared to an unrealized gain of $2.2 million at the beginning of the quarter. The resulting $2.9 million reduction in stockholders' equity partially offset net earnings. In December 1995, the Company took advantage of an opportunity to reclassify to available for sale the components of its investment securities and MBS portfolios that previously had been designated as held to maturity. Generally accepted accounting principles require that debt and equity securities so designated be reported at fair value through an unrealized gain or loss
component of stockholder equity.   Securities classified as available for sale
provide maximum flexibility with respect to disposition but subject the Company's equity to more volatility from changes in market interest rates.

EARNINGS PERFORMANCE

      The Company recorded net earnings of $4.3 million for the first quarter of 1996, representing $.83 per primary share after extraordinary items, compared to $1.6 million and $.32 per primary share in the corresponding period in 1995. The 169% increase in net earnings in the first quarter of 1996 over 1995 included a non-recurring $2.6 million gain, on an after-tax basis, from the sale of an office building that formerly served as corporate headquarters. Partially offsetting the gain was a $1.0 million provision for loan losses, after taxes, associated with the SBA loans acquired by

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

the Company from Government Funding Corporation in 1995.

      In the first quarter of 1996, compared to 1995, the Company's core earnings (which excludes gains and losses on securities sales, real estate operations and non-recurring adjustments but includes the aforementioned additional provision for loan losses) increased by 10% due to increases in net interest income and fee income that exceeded increases in operating expenses and provisions for loan losses.

ASSET QUALITY

      Delinquent Loans. Despite improvement in the economic outlook for Southern California during the first quarter of 1996, the Company continued to experience rising loan delinquencies. Loan delinquency information by aging category and by type of loan is set forth in the following table:

      (In Thousands)                                       MARCH 31,          DEC. 31,       MARCH 31,
                                                              1996              1995           1995
                                                            --------          --------         ----
      By aging category:
      31-60 days delinquent                                $   8,563         $   4,408          $4,218
      61-90 days delinquent                                    3,344             1,790           1,061
      Over 90 days delinquent                                 13,446            15,173          10,361
                                                             -------           -------          ------
                 Total                                      $ 25,353          $ 21,371         $15,640
                                                              ======            ======          ======

      By types of loans:
      Single family residential                             $ 17,505          $ 15,404        $ 10,795
      Multifamily residential                                  1,712             1,536           2,734
      Commercial real estate                                   3,106             1,686           2,049
      Business loans under SBA lending                         2,951             2,687               -
      Consumer                                                    79                58              62
                                                               -----             -----          ------
                 Total                                      $ 25,353          $ 21,371        $ 15,640
                                                              ======            ======          ======

      Delinquent loans by type as a percentage of
        total loans:
      Single family                                            1.20%             1.03%            .85%
      Multifamily                                               .10%              .10%            .21%
      Commercial                                                .22%              .12%            .16%
      Business loans under SBA lending                          .21%              .18%               -
                                                                ----              ----            ----
                  Total                                        1.73%             1.43%           1.22%
                                                               =====             =====           =====

      The major components of the 51 basis point increase in delinquent loans as a percentage of total loans at March 31, 1996, compared to one year earlier, consisted of 35 basis points attributable to single family loans and 21 basis points attributable to the new SBA portfolio. At March 31, 1996, delinquent single family loans represented 1.62% of total single family loans, which is the highest percentage of portfolio delinquency since December 1993, and represented 1.20% of total loans. Historically, the Company has experienced rising single family delinquencies in the first two calendar quarters of each
year.   The $2.1 million increase in delinquent single family loans during the first quarter of 1996 is consistent with this pattern but also reflects weakness in the single family real estate market in Southern California. Management does not foresee improvement in the fundamental problems that have taken form in higher rates of single family loan delinquencies in the near future and may be required to record higher provisions for loan losses than it recorded in corresponding prior year quarters.

      Because the Company's investment in SBA lending increased significantly in June 1995, the increase in the delinquent loan ratio attributable to SBA loans is a matter of portfolio size at the comparative dates, rather than as an indicator of asset quality deterioration.

      Management believes that the $1.6 million combined increase in delinquent multifamily and commercial real estate loans is reflective of the unique circumstances of individual properties. Management further believes, however, that total delinquent multifamily and commercial real estate loans could increase in future periods if increases in interest rates and loan payments on certain adjustable rate loans exceed the borrowers' abilities to pass through such increased debt service to their tenants in the form of higher rents.

      Nonperforming Assets. Nonperforming assets at March 31, 1996 increased by $4.7 million from the end of 1995

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

and by $2.8 million from one year earlier. At March 31, 1996, nonperforming assets were 1.22% of total assets, representing a 24 basis point increase from the beginning of the quarter. The following table sets forth the composition of nonperforming assets at the dates indicated:

                                                                  MARCH 31,      DECEMBER 31,     MARCH 31,
                                                                     1996            1995           1995
                                                                     ----            ----           ----
(Dollars in Thousands)
Nonaccrual loans                                                      $18,698          $14,841        $15,053

Real estate acquired in settlement of loans ("REO")                     7,107            6,236          7,993
                                                                        -----            -----          -----
     Nonperforming assets                                             $25,805          $21,077        $23,046
                                                                      =======          =======        =======
Nonperforming assets, % of total assets                                 1.22%            0.98%          1.20%
Nonaccrual loans, % of total loans held for investment                  1.25%            0.97%          1.14%

      Loans are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. As a general rule, the accrual of interest is discontinued when principal or interest payments become 90 days past due. However, in certain instances, the Company may place a particular loan on nonaccrual status earlier or later than the 90 days past due standard, depending upon the individual circumstances surrounding the loan's delinquency. In general, the Company initiates foreclosure proceedings on commercial real estate and multifamily residential loans before such loans become 60 days past due and places such loans on nonaccrual status at that time. By accelerating the foreclosure process, the Company hopes to stimulate those borrowers who have the capacity to keep their loans current to do so immediately. In addition, if a borrower is unable to make timely payments, beginning foreclosure proceedings at an earlier date reduces the amount of time before the Company can acquire title to the property.

      The following table sets forth the Company's nonperforming asset activity for the three months ended March 31, 1996:

                                                                        NONACCRUAL
                                                                           LOANS             REO           TOTAL
                                                                           -----             ---           -----
                      Balance at December 31, 1995  . . . . . . .             $14,841          $6,236       $21,077

                      New Nonaccruing Loans:
                         Single family (1) . . . . . . . . . . . .              3,555              --         3,555
                         Income property . . . . . . . . . . . . .              4,192              --         4,192
                         SBA . . . . . . . . . . . . . . . . . . .              1,777              --         1,777
                      Foreclosures:
                         Single family . . . . . . . . . . . . . .            (2,985)           2,250         (735)
                         Income property . . . . . . . . . . . . .            (2,434)           1,529         (905)
                         SBA . . . . . . . . . . . . . . . . . . .               (57)              52           (5)
                      Loans Brought Current:
                         Income property . . . . . . . . . . . . .              (162)              --         (162)
                         Consumer  . . . . . . . . . . . . . . . .               (29)              --          (29)
                      Sales of REO:
                         Single family . . . . . . . . . . . . . .                 --         (2,759)       (2,759)
                         Income property . . . . . . . . . . . . .                 --           (149)         (149)
                         SBA . . . . . . . . . . . . . . . . . . .                 --            (52)          (52)
                                                                                   --            ----          ----
                               Net change during quarter . . . . .              3,857             871         4,728
                                                                                -----             ---         -----
                      BALANCE AT MARCH 31, 1996 . . . . . . . . .             $18,698          $7,107       $25,805
                                                                              =======          ======       =======

- ----------------------------
(1) New nonaccruing single family loans have been reduced by single family loans that were brought current during the quarter.

      The Company experienced a $4.7 million increase in nonperforming assets during the first quarter of 1996,

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

consisting primarily of $1.7 million and $1.5 million of additional nonaccruing SBA loans and nonaccruing income property loans, respectively, and an $871,000
increase in REO.   The increase in nonaccruing SBA loans during the first
quarter of 1996 was attributable to the Company's conforming its reporting of past due SBA loans--that were purchased from Government Funding and which are subject to credit enhancement--to its reporting of past due real estate loans. As a result, all SBA loans 90 days or more past due are placed in nonaccrual status, whether or not such loans are subject to credit enhancement provisions. The net increase in the Company's portfolio of REO during the first quarter of 1996 was primarily due to acquiring title to two commercial properties with fair values totaling $788,000 and three multifamily properties with fair values totaling $741,000.

      Impaired Loans. During the first quarter of 1995, the Company adopted Statement of Financial Accounting Standards Number 114, "Accounting by Creditors for Impairment of a Loan ," (SFAS No. 114"), as amended by Statement of Financial Accounting Standards Number 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure." SFAS No. 114 applies to the accounting by creditors for impairment of loans, whether collateralized or not, and to all loans that are restructured in a troubled debt restructuring.

      A loan is impaired, under the provisions of SFAS No. 114, when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan
agreement.   SFAS No. 114 requires that an impaired loan be measured based on the present value of the expected future cash flows, discounted at the loan's effective interest rate, or the loan's observable market value or the fair
value of the collateral (if the loan is collateral dependent).   The Company
measures impairment based on the fair value of the collateral if the Company
determines that foreclosure is probable.   If the measure of the impaired loan
is less than the Company's recorded investment in the loan, the impairment is recognized by creating a specific valuation allowance. Subsequent to the initial measurement of impairment, if there is a significant increase or decrease in the amount or timing of an impaired loan's expected future cash flows, or if actual cash flows are significantly different from the cash flows previously projected, or if the fair value of the collateral fluctuates materially, the Company recalculates the impairment and adjusts the specific valuation allowance.

      The following table sets forth information with respect to impaired loans at the dates indicated:

                                                MARCH 31, 1996                    December 31, 1995
                                     ------------------------------------------------------------------------
                                                  SPECIFIC       NET                  Specific       Net
                                         LOAN       LOSS      RECORDED      Loan        Loss      Recorded
(In thousands)                         BALANCES  ALLOWANCES  INVESTMENT   Balances   Allowances  Investment
                                       --------  ----------  ----------   --------   ----------  ----------
Nonaccrual loans:
 Requiring specific loss allowances       $5,572       $1,434     $4,138      $3,152        $801       $2,351
 Not requiring specific loss allowances    1,059            -      1,059         162           -          162

Restructured loans:
 Requiring specific loss allowances        4,737          724      4,013       6,981       1,753        5,228

Other loans:
 Requiring specific loss allowances        4,079        1,361      2,718       2,298         794        1,504
  Not requiring specific loss
    allowances                               654            -        654         872           -          872
                                             ---            -        ---         ---           -          ---
     Total  . . . . . . . . . . . . .    $16,101       $3,519    $12,582     $13,465      $3,348      $10,117
                                         =======       ======    =======     =======      ======      =======

         For the three months ended March 31, 1996, the average net recorded investment in impaired loans was $14.8 million and the interest income
recognized totaled $43,000.   In the corresponding period in the previous year,
the average net recorded investment in impaired loans was $6.0 million and the interest income recognized totaled $65,000.

         Allowance for Loan Losses. The Company maintains specific reserves for possible losses related to particular identified loans and other assets and general allowances for possible losses on loans. The general allowance for possible loan losses is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible in the future, based upon information currently available to management and management's judgements as to the collectibility of loans and prior loan loss experience. The determination of the appropriate amount and allocation of the general allowance for loan losses is based upon an analysis of the loan portfolio. The analysis is

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

based upon such factors as prior loan loss experience, economic conditions affecting the real estate market and other factors which management believes deserve consideration, and regulatory considerations. While management believes that it uses the best information available to determine the appropriate amount of loan loss provisions, future adjustments to the allowance for loan losses may be necessary and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the determinations.

         An analysis of the activity in the allowance for loan losses follows:

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                            -------------------------------------
            (In thousands)                                                      1996                   1995
                                                                                ----                   ----
            Balance, beginning of period  . . . . . . . . . . . . . . .            12,789                12,529
            Provisions for loan losses  . . . . . . . . . . . . . . . .             2,800                   600
            Recoveries  . . . . . . . . . . . . . . . . . . . . . . . .               164                    40
            Charge-offs . . . . . . . . . . . . . . . . . . . . . . . .           (1,716)                 (796)
                                                                            ---------------       ---------------
            Balance, end of period  . . . . . . . . . . . . . . . . . .            14,037   (1)          12,373
                                                                            ===============       ===============
            Ratio of allowance for loan losses to total loans held for
            investment at end of period . . . . . . . . . . . . . . . .             0.95%                 0.95%
            Ratio of allowance for loan losses to nonaccrual loans at
            end of period . . . . . . . . . . . . . . . . . . . . . . .             75.1%                 82.2%

         ---------------------------
         (1) The allowance for loan losses at March 31, 1996 includes $71,000 of allowances allocated to loans held for sale.

         The following table sets forth the Company's net charge-offs by loan types for the periods indicated:

                                                                                FOR THE THREE MONTHS ENDED
                                                                                         MARCH 31,
                                                                          ---------------------------------------
            (In thousands)                                                        1996                 1995
                                                                                  ----                 ----
            Single family . . . . . . . . . . . . . . . . . . . . . . .                 $666               $144
            Multifamily residential . . . . . . . . . . . . . . . . . .                  508                212
            Commercial real estate  . . . . . . . . . . . . . . . . . .                  370                399
            SBA loans . . . . . . . . . . . . . . . . . . . . . . . . .                    6                  -
            Other . . . . . . . . . . . . . . . . . . . . . . . . . . .                    2                  1
                                                                          --------------------    ---------------
                 Total  . . . . . . . . . . . . . . . . . . . . . . . .               $1,552               $756
                                                                          ====================    ===============

CAPITAL RESOURCES AND LIQUIDITY

         The primary sources of liquidity for the Company include scheduled principal payments and unscheduled prepayments of loans and mortgage-backed securities, proceeds from sales of investments, mortgage-backed securities and loans held for sale, cash flows generated from operations and proceeds from increases in customer deposits, FHLB advances and short-term borrowings.

         Principal payments on loans and mortgage-backed securities were $72.1 million and $42.4 million for the three months ended March 31, 1996 and 1995, respectively. Proceeds from sales of loans totaled $4.0 million and $6.5 million for the first quarters of 1996 and 1995, respectively.

         Sales of investments and mortgage-backed securities totaled $93.1 million and $31.4 million in the first quarters of 1996 and 1995, respectively. Generally, the proceeds from sales of investments and mortgage-backed securities were reinvested in other mortgage-backed securities or used to reduce borrowings.

         Customer deposits increased by $29.5 million in the three months ended March 31, 1996, compared to a net increase of $82.1 million in the first quarter of 1995. Neither period included deposit purchases.

         Savings banks must, by regulation, maintain average liquidity equal to 5% of deposits and short-term borrowings. Liquidity is measured by cash and certain investments which are not committed, pledged or required to

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

liquidate specific liabilities. The Company's average liquidity ratios for March 31, 1996 and 1995 were 6.7% and 6.2%, respectively.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1996 and 1995

         The Company's net earnings for the three months ended March 31, 1996 and 1995 were $4.3 million and $1.6 million, respectively. Earnings per share on a primary earnings per share basis were $.83 and $.32 for the same periods,
respectively.   The Company's net earnings in the first quarter of 1996
included $2.6 million of after-tax gain from the sale of an office building. In addition, net interest income and non-interest income were higher in the first quarter of 1996 than in the comparative period in 1995, which more than offset higher operating expenses and provisions for loan losses.

         Net Interest Margin. The Company calculates the components of its interest earning assets on a tax-equivalent basis. The Company's average net interest margin during the first quarter of 1996 was 2.41%, representing a fourteen basis point increase from the fourth quarter of 1995 and a 33 basis point increase from the first quarter of 1995. During the first quarter of 1996, the yield on interest earning assets increased by 4 basis points and the cost of interest bearing liabilities decreased by 6 basis points. Compared to the year-earlier quarter, the yield on interest earning assets rose by 80 basis points and the cost of funds increased by 56 basis points. The following table displays average interest rates on the Company's interest earning assets and interest bearing liabilities at the end of and for the following periods:

                                                                 MARCH 31, 1996            March 31, 1995
                                                           ----------------------------------------------------
                                                              QUARTER      END OF       Quarter     End of
                                                              AVERAGE     QUARTER       Average     Quarter
                                                              -------     -------       -------     -------
Yield on Interest Earning Assets:
Loans . . . . . . . . . . . . . . . . . . . . . . . . . . .        7.75%      7.73%         6.68%       6.82%
Mortgage-backed securities  . . . . . . . . . . . . . . . .        7.16%      7.65%         6.94%       6.89%
Other . . . . . . . . . . . . . . . . . . . . . . . . . . .        6.62%      6.47%         7.37%       7.23%
                                                                   -----      -----         -----       -----

  Yield on interest earning assets  . . . . . . . . . . . .        7.57%      7.64%         6.77%       6.86%
                                                                   -----      -----         -----       -----

Cost of Interest Bearing Liabilities:
Customer deposit accounts . . . . . . . . . . . . . . . . .        5.15%      5.13%         4.44%       4.69%
Borrowings  . . . . . . . . . . . . . . . . . . . . . . . .        5.95%      6.08%         5.76%       5.75%
                                                                   -----      -----         -----       -----

  Cost of interest bearing liabilities  . . . . . . . . . .        5.32%      5.33%         4.76%       4.94%
                                                                   -----      -----         -----       -----
  Interest rate spread  . . . . . . . . . . . . . . . . . .        2.25%      2.31%         2.01%       1.92%
                                                                   =====      =====         =====       =====
  Net interest margin . . . . . . . . . . . . . . . . . . .        2.41%      2.46%         2.08%       2.01%
                                                                   =====      =====         =====       =====

         The Company's net interest margin reached its trough in the second quarter of 1995, following a trend of steady declines that began in late 1992. For the first time in several years, the current quarter's net interest margin exceeded the net interest margin in the corresponding prior year quarter.

         Rate/Volume. Net interest income before loss provisions in the first quarter of 1996 totaled $12.1 million, compared to $9.2 million in the corresponding period in 1995. The rate- and volume-related increases in net interest

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

income in the first quarter of 1996, compared to the corresponding period in 1995, totaled $1.8 million and $1.1 million, respectively, and were comprised of the following:

 (In thousands)                                                   Increase (Decrease) Attributable To:
                                                               --------------------------------------------
 INTEREST INCOME ON INTEREST EARNING ASSETS:                        Rate          Volume          Net
 -------------------------------------------                        ----          ------          ---
 Loans held for investment and held for sale                          $4,038         $3,917        $7,955
 MBS                                                                     134            193           327
 Investment securities                                                   281           (91)           190
                                                                         ---           ----           ---
   Total interest income on interest earning assets                    4,453          4,019         8,472
                                                                       -----          -----         -----
 INTEREST EXPENSE ON INTEREST BEARING LIABILITIES:
 Customer deposit accounts                                             2,589          2,632         5,221
 Borrowings                                                               28            295           323
                                                                          --            ---           ---
   Total interest expense on interest bearing liabilities              2,617          2,927         5,544
                                                                       -----          -----         -----
 Net interest income                                                  $1,836         $1,092        $2,928
                                                                      ======         ======        ======


         Interest and Dividend Income. Interest and dividend income in the first quarter of 1996 totaled $38.7 million and increased by 28.0% from the corresponding period in 1995. In the three-month period ended March 31, 1996, the Company's average interest earning assets were 13.9% greater than in the comparative period in 1995, resulting in a $4.0 million increase to interest and dividend income. In addition, a $4.4 million increase in interest and dividend income was created from an 80 basis point increase in the yield on average interest earning assets in the first quarter of 1996, compared to 1995.

         Interest earned on loans--the Company's primary interest earning assets--and on MBS increased by $8.0 million and $327,000, respectively, in the first quarter of 1996, compared to the corresponding period in the previous
year.   In the same comparative periods, the average yield on loans and MBS increased by 107 basis points and 22 basis points, respectively, resulting in rate-related increases in interest totaling $4.0 million and $134,000, respectively. The Company's average balances of loans and MBS were greater in the first quarter of 1996 than in the comparable quarter in 1995, resulting in volume-related increases in interest income totaling $3.9 million and $193,000, respectively.

         Interest Expense. Total interest expense increased by $5.5 million, or by 26.3%, in the first quarter of 1996, compared to the first quarter of 1995. During the quarter, the average cost of interest bearing liabilities increased by 44 basis points compared to the first quarter of 1995. The rate-related increase in interest expense in the comparative periods was $2.6 million. To fund the Company's larger asset base, the Company's average interest bearing liabilities in the first quarter of 1996 were approximately 12.1% greater than in the corresponding period in 1995, resulting in increased interest expense of $2.9 million.

         Interest rates paid on the Company's customer deposits and borrowings increased by 71 basis points and 19 basis points, respectively, in the first quarter of 1996, compared to the corresponding period in 1995. As a result, the rate-related increase in interest expense in the same comparative periods totaled $2.6 million and $28,000 for customer deposits and borrowings, respectively. Greater average balances of customer deposits and borrowings generated additional interest expense totaling $2.6 million and $295,000, respectively, in the same comparative quarters.

         Provisions for Loan Losses. In the first quarter of 1996, the Company recorded $2.8 million of provisions for loan losses, compared to $600,000 in the first quarter of 1995. As described earlier, the most significant element of the $2.2 million increase in provisions for loan losses was an additional $1.8 million provision that was recorded for and allocated to credit-enhanced loans purchased from Government Funding in June 1995. The Company's regulators concluded, in a recently completed examination, that such an allocation of allowances for loan losses would be required until a payment history by the borrowers and a performance record by the guarantor have both been established. The additional $400,000 increment of the increase in provisions for loan losses is reflective of overall credit quality judgments that the Company has made with respect to its single family loan portfolio in the current environment. The Company increased its quarterly provisions for loan losses in the third quarter of 1995 and continued to provide at these higher levels in the first quarter of 1996.

         Non-Interest Income. Total non-interest income in the first quarter of 1996 increased by $5.3 million over the

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

comparable period in 1995. The greatest increase in non-interest income was a $4.5 million nonrecurring gain from the sale of an office building in the first quarter of 1996.

         One of the Company's objectives has been to enhance its fee-based activities. The following table indicates the fee income derived from the Company's principal fee-based activities for the periods presented:

                                                                        FOR THE THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                    -----------------------------------
           (In thousands)                                               1996                  1995
                                                                        ----                  ----
           Loan servicing  . . . . . . . . . . . . . . . . . . . .      $1,065                 $645
           Customer deposit fees . . . . . . . . . . . . . . . . .         484                  454
           Commissions from sales of uninsured investments . . . .         405                  426
                                                                           ---                  ---
                                                                        $1,954               $1,525
                                                                        ======               ======

         The $429,000 increase in fees earned from fee-based activities in the first quarter of 1996, compared to the corresponding quarter in 1995, included $361,000 of loan servicing income related to the Company's SBA operations, which were increased significantly in size and scope following the Government Funding acquisition in June 1995. The Company, however, has retained the SBA-guaranteed portion of new loans that it has originated since mid-1995, so the SBA servicing portfolio has been declining.

         Income or loss from real estate operations consists of net income from operations of Company facilities, including tenant-occupied space, holding costs and loss provisions related to REO, gains from sales of real estate, and loss provisions and operating income or expense from real estate held for development and sale. The majority of the increase in non-interest income from real estate operations was due to the building sale mentioned previously.

         In the first quarter of 1996, the Company recorded gains from sales of investment securities and MBS totaling $597,000, compared to $50,000 in the first quarter of 1995. Buying and selling securities for the purposes of generating gains is not considered a core activity by the Company; rather, the increase in gains from sales of such securities was largely due to execution of the Company's interest rate risk reduction strategy during the first quarter of 1996. The gains recorded during the first quarter of 1996 largely offset the penalty the Company paid to retire an 8.9% fixed rate borrowing before its maturity. The penalty paid is reflected, net of taxes, as an extraordinary item.

         Operating Expenses. The Company incurred operating expenses of $8.8 million in the first quarter of 1996, representing an increase of 9.2% from the corresponding period in 1995, primarily due to changes in the Company's operating structure as a result of acquisition and sales activities in 1995. The ratios of annualized operating expenses to average assets in the first quarters of 1996 and 1995 were 1.65% and 1.73%, respectively. Acquisition and sales activities in 1995 included the June acquisition of loans, servicing rights and the operations of Government Funding Corporation--an SBA lender in Southern California--and a November 1995 branching transaction which reduced by two the number of retail branch offices.

         The following table sets forth the increases in operating expenses in the first quarter of 1996, compared to the corresponding quarter in 1995, by type of expense:

                                                        INCREASE (DECREASE)  DUE TO:
                                     ---------------------------------------------------------------
                              FIRST     RETAIL OFFICE                                                  FIRST
                             QUARTER       RESTRUC-                                           NET     QUARTER
                                           --------
(In Thousands)                 1995      TURINGS (1)       GFC (2)    LENDING     OTHER      CHANGE     1996
                               ----      -------           ------     -------     -----      ------     ----

Compensation  . . . . . . .    $4,250      $   8            $   261     $ (539)       $175    $ (95)   $4,155
Net occupancy . . . . . . .     1,349         98                 70        (10)         45      203     1,552
Deposit insurance . . . . .       749         33                  -          -          68      101       850
Data and check processing .       435         30                  4        (14)        (45)     (25)      410
Advertising . . . . . . . .       244          -                  -          -         (50)     (50)      194
Intangible amortization . .       (41)         -                  -          -          60       60        19
Other operating . . . . . .     1,183         46                 58        (48)        415      471     1,654
                                ------     ------------     --------    --------       ----  --------   -----

  Total . . . . . . . . . .    $8,169      $ 215            $   393     $ (611)       $668      $665   $8,834
                               =======     ============     ========    ========      =====     =====  ======

- ----------------------------

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

(1) Retail Office Restructurings - in November 1995, the Company completed a deposit and branch swap with another financial institution. The result of the transaction was a net increase in deposits of $60.1 million and two fewer branches.

(2)      GFC - the purchase of assets and operations of Government Funding
         Corporation was completed in late June 1995.   The expenses associated
         with operating this division are included in 1996 amounts only.

         Compensation and employee benefits expense in the first quarter of 1996 decreased by $15,000 from the corresponding period in 1995. Included in the reduction is a $539,000 reduction in compensation in the Company's mortgage lending division as a result of the discontinuation of single family,
wholesale-based lending.   The excess capacity that led to the discontinuation
was reflected in first quarter 1995 compensation expenses. Partially offsetting the benefit of lower mortgage lending division compensation was a $261,000 increase in compensation expense in the Company's SBA lending division, which expanded materially following the June 1995 acquisition of Government Funding.

         Occupancy expenses increased by $203,000 in the three-month period ended March 31, 1996, compared to the same period in 1995. The retail branch office restructurings in 1995 resulted in the Company's acquiring larger office space, accounting for approximately $98,000 of the increase. In addition, computer depreciation expense increased by approximately $179,000 as a result of the implementation of new systems in late 1995.

         CenFed Bank is a "well capitalized" financial institution, as defined by the Federal Deposit Insurance Corporation, and, as such, is charged the lowest deposit insurance rate available for institutions insured by the Savings Association Insurance Fund. Deposit insurance in the first quarter of 1996 increased by $101,000 when compared to 1995, due to a 15.6% growth in the assessment base.

         Other operating expenses increased by $391,000 during the first quarter of 1996, when compared to the corresponding period in 1995. Included in the increase was $200,000 of legal expense accruals and a $100,000 increase in charitable expenses that were paid in the first quarter of 1996 but which had been paid in a similar amount in the second quarter of 1995.

         Income Taxes. Income tax expense or benefit varies from period to period based on the Company's level of earnings before taxes, the relative amount of nondeductible and/or tax exempt income, and changes to statutory tax rates. For the three months ended March 31, 1996, the Company recorded income tax expense of $2.8 million on earnings before taxes and extraordinary item of $7.4 million, resulting in an effective tax rate of 37.4%. In the comparative period in 1995, the Company recorded income tax expense of $440,000 on earnings before taxes of $2.0 million, resulting in an effective tax rate of 21.7%.
The Company's marginal tax rate is approximately 42% but tax advantages associated with its portfolio of municipal bonds reduced the effective tax rate. The relative relationship of non-tax advantaged income to tax advantaged income from the municipal bonds is the primary determinant of the degree to which the effective tax rate deviates from the marginal tax rate.

         Extraordinary Item. During the first quarter of 1996, the Company repaid an $8.2 million, 8.9% fixed rate borrowing before its scheduled maturity. As a result, the Company incurred a prepayment penalty of $364,000, net of taxes of $267,000.


REGULATORY CAPITAL

         Capital regulations of the Office of Thrift Supervision ("OTS") established three capital requirements: a "leverage limit" (also referred to as the "core capital requirement"), a "tangible capital requirement" and a "risk-based capital requirement." The capital standards contained in the capital regulations are required by statute to be no less stringent than the capital standards applicable to national banks. In addition to the general standards, the OTS may establish, on a case-by-case basis, individual minimum capital requirements for a savings institution which vary from the requirements that would otherwise apply under the capital regulations.

         A savings institution that fails to meet one or more of the applicable capital requirements is subject to various regulatory limitations and sanctions, including a prohibition on growth and the issuance of a capital directive by the OTS Director requiring one or more of the following: an increase in capital; a reduction of rates paid on savings accounts; cessation of or limitations on operational expenditures; an increase in liquidity; and such other actions as may be deemed

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

necessary or appropriate by the OTS Director. In addition, a conservator or receiver may be appointed under appropriate circumstances.

         The core capital requirement currently requires a savings institution to maintain "core capital" of not less than 3% of adjusted total assets.
"Core capital" includes common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and any related surplus and minority interests in the equity accounts of fully consolidated subsidiaries. The amount of an institution's core capital is, in general, calculated in accordance with generally accepted accounting principles ("GAAP"), but with certain exceptions. Among other exceptions, adjustments to an institution's GAAP equity accounts that are required pursuant to FASB 115 to reflect changes in the market value of certain securities held by the institution that are categorized "available-for-sale" are not be included in the calculation of core capital for regulatory capital purposes. Intangible assets (with certain exceptions and limitations, including mortgage servicing rights, qualifying supervisory goodwill and certain other intangibles such as certain grand fathered core deposit premiums, which may be included on a limited basis) must be deducted from core capital. At March 31, 1996, the Bank had $2.3 million of core deposit premium included in core capital. A core deposit premium is a type of intangible asset relating to purchased deposit operations.

         For purposes of determining compliance with the capital standards, a savings institution's investments in and extensions of credit to any subsidiary engaged in activities not permissible for national banks are required to be deducted from the savings institution's capital over a phase-out period. Under the phase-out rule, a savings institution must deduct an increasing percentage of its investments in and extensions of credit to a subsidiary engaged in activities not permissible for national banks as of April 12, 1989. The required deduction percentage set forth in the applicable statute was 25% for all institutions through October 31, 1992 and was, in effect, extended at that level by OTS action through December 31, 1992 for all institutions. Pursuant to an exemption available to institutions meeting certain criteria and receiving approval from the OTS, the Bank's deduction percentage was 25% for the period through June 30, 1994 and increases to 100% over the period to June 30, 1996.

         A savings institution is required to maintain "tangible capital" in an amount not less than 1.5 % of adjusted total assets, which is the minimum limit permitted by FIRREA. "Tangible capital" is defined for this purpose to mean core capital less any intangible assets (including supervisory goodwill), plus purchased mortgage servicing rights, subject to certain limitations.

         The risk-based capital requirements, among other things, provide that the capital ratio applicable to various classes of assets are to be adjusted to reflect the degree of risk associated with such classes of assets. In addition, the asset base for computing a savings institution's capital requirement includes off-balance sheet items, such as assets sold with recourse. Generally, the Capital Regulations require savings institutions to maintain "total capital" equal to 8.00% of risk-weighted assets. "Total capital" for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limitations, loan and lease general valuation allowances. Such general valuation allowances can generally be included up to 1.25% of risk-weighted assets. At March 31, 1996, $10.1 million of the Bank's general valuation allowance was included in supplementary capital. A savings institution's supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution's core capital.

         The OTS, FDIC and other federal banking agencies recently amended their risk-based capital regulations to provide that an institution must hold capital in excess of regulatory minimums to the extent that examiners find either (I) significant exposure to concentration of credit risk such as risks from higher interest rates, prepayments, significant off-balance sheet items (especially standby letters of credit) or credit, or risks arising from nontraditional activities, or (ii) that the institution is not adequately managing these risks. For this purpose, however, the agencies have stated that, in view of the statutory requirements relating to permitted lending and investment activities of savings institutions, the general concentration by such institutions, the general concentration by such institutions in real estate lending activities would not, by itself, be deemed to constitute an exposure to concentration of credit risk that would require greater capital levels.

         Under an amendment to the applicable OTS regulations, an OTS-regulated institution would be required to maintain additional risk-based capital equal to half of the amount by which the decline in its "net portfolio value" that would result from a hypothetical 200 basis point change (up or down, depending on which would result in the greater reduction in net portfolio value) in interest rates on its assets and liabilities exceeds 2% of the estimated "economic value" of its assets. In order to preserve the PCA capital category system (described below) the regulation required that

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

the foregoing amount be subtracted from actual capital rather than requiring that an institution's normal capital requirements be increased by that amount. The OTS has stated that implementation of this amendment to its regulations will require additional capital to be maintained only by institutions having "above normal" interest rate risk. An institution's "net portfolio value" is defined for this purpose as the difference between the aggregate expected future cash inflows from an institution's assets and the aggregate expected future cash outflows on its liabilities, plus the net expected cash inflows from existing off-balance sheet contracts, each discounted to present value. The estimated "economic value" of an institution's assets is defined as the discounted present value of the estimated future cash flows from its assets. Although the OTS had scheduled implementation of this provision for September 30, 1994, it has delayed implementation. Had this provision been in effect at March 31, 1996, no additional deduction would have been required from total capital.

         Under the risk-based capital requirements, equity investments (including certain direct investments in real estate) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and certain other items are excluded from capital.

         The assets and liabilities of each of a savings institution's subsidiaries generally are consolidated with the assets and liabilities of the savings institution for capital purposes unless all of the investments in and extensions of credit to such subsidiary are deducted from capital. The Bank's real estate development subsidiary, Crescent Bay, is its only subsidiary engaged in activities not permissible for a national bank. At March 31, 1996, the amount of the Bank's investments in and extensions of credit to Crescent Bay totaled $555,000 of which $332,000 was deducted from capital. The Company has discontinued real estate activities and is disposing of its real estate held for development and sale as market conditions permit.

         The Bank was in compliance with the capital requirements in effect at March 31, 1996. The following table reflects the required capital ratios and the actual capital ratios of the Bank at March 31, 1996 and on a fully phased-in basis:

At March 31, 1996:                                  Actual        Required            Excess
- -------------------                                 ------        --------            ------
  Tangible capital to adjusted total assets          5.51%           1.50%             4.01%
  Core capital to adjusted total assets              5.61%           3.00%             2.61%
  Total capital to risk-weighted assets             11.17%           8.00%             3.17%

Fully phased-in (pro forma):
  Tangible capital to adjusted total assets          5.50%           1.50%             3.00%
  Core capital to adjusted total assets              5.60%           3.00%             2.60%
  Total capital to risk-weighted assets             11.15%           8.00%             3.15%

         The above capital calculations are based on regulations in effect at the present time. The OTS issues notices of proposed rulemaking relating to
modifications to the current capital regulations from time to time.   The
Company is unable to predict whether, or in what form, any such amendments may ultimately be adopted.


                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits -
                 11.1  Computation of Per Share Earnings

         (b) There were no reports on Form 8-K filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                CENFED FINANCIAL CORPORATION

Date: May 13, 1996                              By: /s/ Steven P. Neiffer
                                                -------------------------------
                                                Steven P. Neiffer
                                                Vice President & Controller
                                                (Principal Accounting Officer)

                                 EXHIBIT INDEX

                                                                    Sequentially
                                                                      Numbered
Exhibit          Description                                            Page
- -------          -----------                                        ------------
11.1             Computation of Earnings Per Share