Form 10-Q
period 1996-06-30
CENFED FINANCIAL CORP
filed 1996-08-14
CIK 873459

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


                       _________________________________

                                   FORM  10-Q

                       __________________________________

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   June 30, 1996

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

         For the transition period from ________________ to _______________

                       Commission file number  0-19491


                          CENFED FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

           DELAWARE                                        95-4314853
- -------------------------------                    -----------------------------------
(State or other jurisdiction of                   (I.R.S. employer identification no.)
incorporation or organization)

199 North Lake Avenue, Pasadena, California                                    91101
- -------------------------------------------                                -----------
(Address of principal executive offices)                                    (Zip code)

Registrant's telephone number, including area code (818) 585-2400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. Yes  X     No
                                             ---

Number of shares outstanding of the registrant's sole class of common stock at July 19, 1996: 5,040,437

                          CENFED FINANCIAL CORPORATION
                                     INDEX


PART I.          FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Consolidated Statements of Financial Condition as of
                 June 30, 1996 and December 31, 1995. . . . . . . . . . . . . 3

                 Consolidated Statements of Operations for the Three Months
                 and Six Months Ended June 30, 1996 and 1995 . . . . . . . .  4

                 Consolidated Statements of Cash Flows for the Three Months
                 and Six Months Ended June 30, 1996 and 1995 . . . . . . . . .5

                 Notes to Consolidated Financial Statements . . . . . . . . . 7

      Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  . . . . . . . . . . . . 8


PART II.         OTHER INFORMATION

      Item 6.    Exhibits

                 a.  Exhibits

                 b.  Reports on Form 8-K

CENFED FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS

                                                                                           JUNE 30,               DECEMBER 31,
                                                                                            1996                     1995
                                                                                       ---------------      ------------------

Assets:
- ------------------------------------------------------------------------------------------------------------------------------
Cash                                                                                           $17,267                 $21,928
Federal funds sold                                                                                 288                   7,288
- ------------------------------------------------------------------------------------------------------------------------------
          Cash and cash equivalents                                                             17,555                  29,216
- ------------------------------------------------------------------------------------------------------------------------------

Investment securities available for sale, at fair value                                        126,315                 133,778
Mortgage-backed securities ("MBS") available for sale, at fair value                           405,849                 341,288
Loans held for investment, net                                                               1,436,204               1,492,094
Loans held for sale, at lower of cost or fair value                                            109,308                 100,183
Accrued interest receivable                                                                     15,140                  14,894
Real estate acquired in settlement of loans ("REO")                                              7,134                   6,236
Real estate held for development and sale, net                                                     398                   5,410
Premises and equipment, net                                                                     10,466                  13,300
Intangible assets, net of accumulated amortization                                                 232                     248
Deferred income taxes                                                                            3,818                   3,818
Other assets                                                                                    15,925                  14,774
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                            $2,148,344              $2,155,239
==============================================================================================================================
- ------------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity:
- ------------------------------------------------------------------------------------------------------------------------------
Customer deposit accounts                                                                   $1,560,862              $1,551,329
Securities sold under agreements to repurchase                                                 136,667                 150,052
Notes payable                                                                                   18,700                  22,800
FHLB advances                                                                                  303,900                 300,500
Other liabilities                                                                               20,994                  26,006
- ------------------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                  2,041,123               2,050,687
- ------------------------------------------------------------------------------------------------------------------------------
Commitments and contingent liabilities

Common stock. $.01 par value
Authorized shares: 14,000,000 at June 30, 1996 and December 31, 1995
Outstanding shares: 5,040,437 at June 30, 1996 and 5,013,000 at December 31, 1995                   50                      50
Additional paid in capital                                                                      30,357                  30,122
Retained earnings - substantially restricted                                                    80,190                  73,721
Unrealized gain (loss) on securities available for sale, net of tax                             (2,082)                  2,179
Deferred compensation - retirement plans                                                        (1,294)                 (1,520)
- ------------------------------------------------------------------------------------------------------------------------------
          Total stockholders' equity                                                           107,221                 104,552
- ------------------------------------------------------------------------------------------------------------------------------
                                                                                            $2,148,344              $2,155,239
==============================================================================================================================

See notes to consolidated financial statements.

 CENFED Financial Corporation
 Consolidated Statements of Operations

                                                                 THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                                 ---------------------------     -------------------------

 IN THOUSANDS, EXCEPT SHARE AMOUNTS                                    1996            1995           1996          1995
                                                                  -------------   -------------  -------------   ---------
- -----------------------------------------------------------------------------------------------------------------------------

 INTEREST AND DIVIDEND INCOME:
   Loans   . . . . . . . . . . . . . . . . . . . . . . . . . . .     $30,530         $24,671        $61,053        $47,238
   Investment securities and short-term investments  . . . . . .       1,845           1,947          3,779          3,691
   Mortgage-backed securities  . . . . . . . . . . . . . . . . .       6,743           5,614         13,018         11,562
- -----------------------------------------------------------------------------------------------------------------------------
              Total interest and dividend income  . . . . . . . .     39,118          32,232         77,850         62,491
- -----------------------------------------------------------------------------------------------------------------------------
 INTEREST EXPENSE:
    Customer deposit accounts  . . . . . . . . . . . . . . . . .      19,762          17,273         39,824         32,114
    Securities sold under agreements to repurchase . . . . . . .       1,256           2,570          3,010          5,156
    FHLB advances  . . . . . . . . . . . . . . . . . . . . . . .       4,060           3,101          8,213          6,118
    Other borrowings . . . . . . . . . . . . . . . . . . . . . .         602             612          1,228          1,219
- -----------------------------------------------------------------------------------------------------------------------------
              Total interest expense . . . . . . . . . . . . . .      25,680          23,556         52,275         44,607
- -----------------------------------------------------------------------------------------------------------------------------
    Net interest income  . . . . . . . . . . . . . . . . . . . .      13,438           8,676         25,575         17,884
 PROVISIONS FOR LOAN LOSSES  . . . . . . . . . . . . . . . . . .       2,250             300          5,050            900
- -----------------------------------------------------------------------------------------------------------------------------
              Net interest income after provisions for loan losses    11,188           8,376         20,525         16,984
- -----------------------------------------------------------------------------------------------------------------------------
 NON-INTEREST INCOME:
    Loan servicing fees  . . . . . . . . . . . . . . . . . . . .         964             712          2,029          1,357
    Customer deposit account fees  . . . . . . . . . . . . . . .         490             451            974            905
    Gain on sale of investments and MBS  . . . . . . . . . . . .         395              12            992             62
    Gain on sale of loans  . . . . . . . . . . . . . . . . . . .          14              19             47             96
    Income (Loss) from real estate operations  . . . . . . . . .        (418)           (166)         3,831           (347)
    Commissions from sales of investment products. . . . . . . .         513             288            918            714
    Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .          78              52            175            174
- -----------------------------------------------------------------------------------------------------------------------------
           Total non-interest income . . . . . . . . . . . . . .       2,036           1,368          8,966          2,961
- -----------------------------------------------------------------------------------------------------------------------------
 OPERATING EXPENSES:
    Compensation . . . . . . . . . . . . . . . . . . . . . . . .       4,130           4,158          8,285          8,408
    Net occupancy  . . . . . . . . . . . . . . . . . . . . . . .       1,509           1,194          3,061          2,543
    Deposit insurance premiums . . . . . . . . . . . . . . . . .         897             749          1,747          1,498
    Data and check processing  . . . . . . . . . . . . . . . . .         386             435            796            870
    Advertising and marketing  . . . . . . . . . . . . . . . . .         138             231            332            475
    Intangible amortization  . . . . . . . . . . . . . . . . . .          17             (11)            36            (52)
    Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,431           1,356          3,085          2,539
- -----------------------------------------------------------------------------------------------------------------------------
           Total operating expenses  . . . . . . . . . . . . . .       8,508           8,112         17,342         16,281
- -----------------------------------------------------------------------------------------------------------------------------
           Earnings before income taxes and extraordinary item .       4,716           1,632         12,149          3,664
 INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . . . . .       1,670             291          4,453            731
- -----------------------------------------------------------------------------------------------------------------------------
           Earnings before extraordinary item  . . . . . . . . .       3,046           1,341          7,696          2,933
 EXTRAORDINARY ITEM:
   Early extinguishment of debt (net of income taxes of $267). .           -               -           (364)             -
- -----------------------------------------------------------------------------------------------------------------------------
               Net Earnings  . . . . . . . . . . . . . . . . . .   $   3,046          $1,341         $7,332         $2,933
=============================================================================================================================
 PRIMARY EARNINGS PER SHARE:
                Before extraordinary item  . . . . . . . . . . .       $0.59           $0.27          $1.49          $0.61
                Extraordinary item   . . . . . . . . . . . . . .           -               -         ($0.07)             -
- -----------------------------------------------------------------------------------------------------------------------------
                  After extraordinary item . . . . . . . . . . .       $0.59           $0.27          $1.42          $0.61
=============================================================================================================================
 AVERAGE PRIMARY SHARES OUTSTANDING  . . . . . . . . . . . . . .   5,187,627       5,017,322      5,171,278      4,774,348
=============================================================================================================================

See notes to consolidated financial statements.

 CENFED FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          THREE MONTHS                 SIX MONTHS
                                                                          ENDED JUNE 30,              ENDED JUNE 30,
                                                                      ------------------------     --------------------

 IN THOUSANDS                                                           1996           1995           1996      1995
                                                                        ----           ----           ----      ----
- ----------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . .     $3,046         $1,341         $7,332     $2,933
 Adjustments to reconcile net earnings to net cash provided:
    Net amortization (accretion) of fees, discounts and premiums . . .    192           (367)           620       (884)
    Depreciation and amortization  . . . . . . . . . . . . . . . . . .    554            595          1,305      1,164
    Gain on sales of loans . . . . . . . . . . . . . . . . . . . . . .    (14)           (19)           (47)       (96)

    Gain on sales of investments and MBS . . . . . . . . . . . . . . .   (395)           (12)          (992)       (62)
    Lower of cost or market adjustment to loans held for sale  . . . .    100             --            100         --
    Provisions for loan and real estate losses . . . . . . . . . . . .  2,291            300          5,091        964

    Originations and purchases of loans held for sale  . . . . . . . .(10,400)        (8,879)       (21,846)   (19,927)
    Proceeds from sales of loans held for sale . . . . . . . . . . . .    285          7,022          4,288     12,149
    (Increase) decrease in interest receivable . . . . . . . . . . . .    124            833           (246)        94

    Increase (decrease) in interest payable  . . . . . . . . . . . . .    112            497            824      1,439
    Change in other assets and other liabilities . . . . . . . . . . . (2,037)         2,906         (1,657)     1,702
    FHLB stock dividends . . . . . . . . . . . . . . . . . . . . . . .   (212)          (162)          (414)      (413)
    Other, net . . . . . . . . . . . . . . . . . . . . . . . . . . . .     36             (5)            42         (3)
- ----------------------------------------------------------------------------------------------------------------------------
    Net cash provided by (used in) operating activities  . . . . . . . (6,318)          4,050        (5,600)      (940)
- ----------------------------------------------------------------------------------------------------------------------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of  investment securities available for sale . . . . . .(21,347)        (20,585)      (34,225)   (20,585)
    Proceeds from sales of investment securities available for sale. . 12,887           2,803        34,561      2,803
    Maturities of investment securities available for sale . . . . . .      --             --         5,000         --

    Purchases of MBS held to maturity  . . . . . . . . . . . . . . . .      --         (8,341)            --   (31,213)
    Purchases of MBS available for sale  . . . . . . . . . . . . . . . (94,408)        (1,133)      (188,591)  (35,069)
    Proceeds from sales of MBS available for sale  . . . . . . . . . .  16,258         10,931         87,689    42,379

    Principal repayments on MBS  . . . . . . . . . . . . . . . . . . .  20,015          9,426         33,216    25,987
    Originations and purchases of loans held for investment  . . . . . (24,274)      (136,353)       (60,690) (211,425)
    Proceeds from sale of loans held for investment  . . . . . . . . .      --             --             --     1,452

    Loan repayments  . . . . . . . . . . . . . . . . . . . . . . . . .  51,390         31,598        110,328    57,482
    Purchases of premises and equipment  . . . . . . . . . . . . . . .    (170)          (424)          (382)     (923)
    Sales of premises and equipment  . . . . . . . . . . . . . . . . .   2,093              5          2,093        40
    Investment in REO and real estate held for development and sale. .    (284)          (808)          (488)     (772)

    Sales of REO and real estate held for development and sale . . . .   2,516          5,552          9,976     8,169
- ----------------------------------------------------------------------------------------------------------------------------
      Net cash used in investing activities  . . . . . . . . . . . . . (35,324)      (107,329)        (1,513) (161,675)
- ----------------------------------------------------------------------------------------------------------------------------

 CENFED FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                           THREE MONTHS                  SIX MONTHS
                                                                           ENDED JUNE 30,               ENDED JUNE 30,
                                                                      -------------------------      --------------------

 IN THOUSANDS                                                           1996           1995           1996      1995
 CASH FLOWS FROM FINANCING ACTIVITIES:                                  ----           ----           ----      ----
- ----------------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in customer deposit accounts . . . . .      (19,654)         49,876         10,165   132,870
    Net decrease in notes payable  . . . . . . . . . . . . . . . .       (4,050)            (50)        (4,100)     (100)
    Net increase (decrease) in short-term financing:
       FHLB advances . . . . . . . . . . . . . . . . . . . . . . .       14,000         (17,000)         2,600   (45,200)

       Securities sold under agreements to repurchase  . . . . . .       45,161          24,230        (13,385)   42,403
    Repayment of long-term FHLB advances . . . . . . . . . . . . .           --              --         (9,200)       --
    Proceeds from long-term FHLB advances  . . . . . . . . . . . .           --          35,000         10,000    35,000
    Dividends paid . . . . . . . . . . . . . . . . . . . . . . . .         (452)           (416)          (863)     (738)
    Proceeds from issuance of common stock . . . . . . . . . . . .          115             131            235       157
- ----------------------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) financing activities  . . . .       35,120          91,771         (4,548)  164,392
- ----------------------------------------------------------------------------------------------------------------------------
    Net increase (decrease) in cash and cash equivalents . . . . .       (6,522)        (11,508)       (11,661)    1,777
    Cash and cash equivalents, beginning of period . . . . . . . .       24,077          37,239         29,216    23,954
- ----------------------------------------------------------------------------------------------------------------------------
    Cash and cash equivalents, end of period . . . . . . . . . . .     $ 17,555        $ 25,731       $ 17,555  $ 25,731
============================================================================================================================

                                                     SUPPLEMENTARY INFORMATION
 CASH PAID FOR:
   Interest on customer deposit accounts . . . . . . . . . . . . .     $ 25,568        $ 23,071       $ 51,451  $ 43,180
   Income tax (refunds)/payments . . . . . . . . . . . . . . . . .       $2,325         ($3,237)        $2,475   ($3,237)
 NON-CASH ITEMS:
   Additions to REO  . . . . . . . . . . . . . . . . . . . . . . .       $3,919          $3,521         $9,395    $6,233

   Net change in unrealized gain (loss) on
       securities available for sale, net of taxes . . . . . . . .      ($1,313)         $2,157        ($4,261)   $3,746
   Loans to facilitate sales of REO and
       real estate held for development and sale . . . . . . . . .       $2,623          $2,007        $10,259    $2,607
   Transfer to real estate held for development and sale from
      premises and equipment . . . . . . . . . . . . . . . . . . .           --              --             --    $5,164

See notes to consolidated financial statements.

                          CENFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 30, 1996, DECEMBER 31, 1995 AND
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995


(1)  BASIS OF PRESENTATION

         The consolidated statement of financial condition as of June 30, 1996, and the related consolidated statements of operations and cash flows for the three months and six months ended June 30, 1996 and 1995, are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial condition of CENFED Financial Corporation (the "Company") as of June 30, 1996, and its results of operations and cash flows for the three months and six months ended June 30, 1996 and 1995. The results of operations for the unaudited periods are not necessarily indicative of the results of operations to be expected for the entire year of 1996.

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

(2)  SUBSEQUENT EVENT

         On July 2, 1996, the Company declared its quarterly cash dividend of $.09 per share to shareholders of record as of July 19, 1996. The dividend was distributed on August 2, 1996.

(3)  EARNINGS PER SHARE

         The Company has a long term incentive plan that includes incentive stock options. For purposes of determining primary earnings per share and fully diluted earnings per share, stock options granted to officers and directors of the Company are considered common stock equivalents and are added to common shares outstanding, using the treasury stock method. At June 30, 1996, fully diluted earnings per share were the same as primary earnings per share as the dilution under the fully diluted earnings per share calculation is not material.

         Earnings per share for all periods presented have been calculated based upon the increased number of shares of common stock and common stock equivalents after giving effect to the stock dividend distributed on May 10, 1996.

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

         ACQUIRING ASSETS PROVIDING RETURNS THAT SATISFY THE COMPANY'S COST OF CAPITAL REQUIREMENTS. The Company seeks assets that provide returns, on a credit risk-adjusted basis, that meet or exceed its cost of capital. In pursuit of this strategy, the Company identifies lines of business in which it believes it can successfully serve customer niches and achieve satisfactory returns. Management has pursued this strategy by offering business loans under lending programs sponsored by the United States Small Business Administration ("SBA") and multifamily residential and commercial real estate loans. The Company offers single family real estate loans through retail loan officers and it purchases packages of single family loans from other institutions from time to time.

         In the second quarter of 1996, loan originations totaled $34.1 million, representing a 37.9% decrease from the $54.9 million of loans originated in the corresponding period in 1995. The mix of loan originations in the second quarter of 1996 continued to reflect the Company's emphasis on higher risk assets with expected higher rates of return. Income property loans, SBA loans and single family loans represented 44%, 35% and 19%, respectively, of total originations in the second quarter of 1996, compared to 23%, 6% and 71%, respectively, in the second quarter of 1995. Loan originations for the first six months of 1996 totaled $81.7 million, compared to $123.0 million in the same period in 1995.

         The Company views purchasing loans as a suitable alternative to originating loans when loan origination volumes are insufficient to meet the
Company's growth requirements.   Even though the Company maintains an active
presence in the secondary market, it purchased only $511,000 of loans, compared to $73.7 million in the year-earlier quarter. Most of the loans purchased in the second quarter of 1995 were acquired in connection with the purchase of SBA loans from Government Funding Corporation (" GFC"). In the absence of changes in current market conditions, the Company expects that the volume of loans originated and purchased in 1996 will be less than in 1995.

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

         Retail deposits at June 30, 1996 represented 67% of total interest-bearing liabilities, compared to 65% one year earlier. The Company's average retail deposits per branch totaled $75.0 million, compared to $61.8 million at the same dates, respectively. The increase in average deposits per branch reflects the cumulative beneficial impact of the deposit and branching transactions in recent periods.

         FOCUSING ON THE EFFICIENCY OF COMPANY OPERATIONS. The Company believes that it can achieve economies of scale primarily through asset growth and increasing the average size of its retail branches. One measure of operational efficiency is the ratio of general and administrative expenses (excluding goodwill amortization) to average assets. In the second quarter of 1996, the annualized general and administrative expense ratio was 1.61%, compared to 1.68% in the corresponding period in the previous year. For the first six months of 1996, the annualized general and administrative expense ratio was 1.63%, compared to 1.70% during the same period in 1995. Even though the Company seeks ways to decrease its costs to deliver its products, future improvements in operating efficiency are largely contingent upon growth in the asset base. Management believes that growing the asset base in the immediate future may be difficult.

ANALYSIS OF STATEMENT OF FINANCIAL CONDITION
         The Company's total assets grew by $34.8 million, or 1.64%, during the second quarter of 1996, following a $41.7 million decrease in the first quarter. The following table sets forth significant changes in the Company's statement of financial condition:

                                                                     INCREASE/(DECREASE)
                                                        --------------------------------------------
                                                        THREE MONTHS ENDED          SIX MONTHS ENDED
 (IN THOUSANDS)                                           JUNE 30, 1996               JUNE 30, 1996
                                                          -------------               -------------
 Loans held for investment, net  . . . . . . . . .           $(30,088)                   $(55,890)
 MBS and investment securities . . . . . . . . . .             65,416                      57,098
 All other, net  . . . . . . . . . . . . . . . . .               (566)                     (8,103)
                                                             --------                    --------
    Change in total assets . . . . . . . . . . . .           $ 34,762                    $ (6,895)
                                                             ========                    ========
 Customer deposit accounts . . . . . . . . . . . .           $(19,953)                   $  9,533
 Borrowings  . . . . . . . . . . . . . . . . . . .             55,111                     (14,085)
 Stockholders' equity  . . . . . . . . . . . . . .              1,446                       2,669
 All other, net  . . . . . . . . . . . . . . . . .             (1,842)                     (5,012)
                                                             --------                    --------
      Change in total liabilities and equity . . .           $ 34,762                    $ (6,895)
                                                             ========                    ========

         Loans Held for Investment. Loans held for investment decreased by $30.1 million during the quarter, largely due to weak loan demand that resulted in levels of loan originations that were insufficient to offset repayments within the portfolio, continuing a trend from the first quarter. During the first six months of 1996, the Company has not been able to purchase loans at satisfactory prices to supplement its loan originations.

         MBS and Investment Securities. The Company has historically purchased MBS and investment securities when it could not meet its growth objectives through loan originations and purchases. During the second quarter of 1996, the Company purchased $94.4 million in MBS and $21.3 million in investment securities. In the future, the Company will continue to focus on identifying securities for purchase with suitable yield and interest rate risk characteristics.

         Customer Deposit Accounts. During the second quarter of 1996, total balances of customer deposit accounts decreased by $20.0 million, or by 1.26%, consisting of a $5.8 million decrease in retail deposits and a $14.2 million decrease in wholesale certificates of deposit. During the second quarter of 1996, the Company operated in a very rate-driven competitive market which resulted in net deposit outflows. For the six months ended June 30, 1996, customer deposit accounts increased by $9.5 million, or 0.61%, consisting of a $6.9 million increase in retail deposits and a $2.6 million increase in wholesale deposits.

         Borrowings. Total borrowings increased by $55.1 million during the second quarter of 1996, to finance the purchase of MBS and investment securities. Most of the increase is in the form of short-term borrowings.

         Stockholders' Equity. Although net earnings for the second quarter of 1996 totaled $3.0 million, stockholders' equity increased by only $1.4 million. During the quarter, stockholders' equity was reduced through the payment of a $452,000 cash dividend and by a $1.3 million after-tax increase in the unrealized loss on securities available for sale due to rising interest rates. Generally accepted accounting principles require that debt and equity securities so designated be reported at fair value through an unrealized gain
or loss component of stockholder equity.   Securities classified as available
for sale provide maximum flexibility with respect to disposition but subject the Company's equity to more volatility from changes in market interest rates.

EARNINGS PERFORMANCE
         The Company recorded net earnings of $3.0 million for the second quarter of 1996, representing $.59 per primary share, compared to $1.3 million and $.27 per primary share in the corresponding period in 1995. For the six months ended June 30, 1996, the Company recorded net earnings of $7.3 million, or $1.42 per primary share, compared to $2.9 million, or $.61 per primary share in 1995. The 150% increase in net earnings in the first six months of 1996 over 1995 included a non-recurring $2.6 million after-tax gain from the sale of an office building that formerly served as corporate headquarters. Partially offsetting the gain was a $1.0 million provision for loan losses, after taxes,

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

associated with the SBA loans acquired by the Company from Government Funding Corporation in 1995.

         In the second quarter of 1996, compared to 1995, the Company's core earnings (which excludes gains and losses on securities sales, real estate operations and non-recurring adjustments but includes the aforementioned additional provision for loan losses) increased by 109% due to increases in net interest income and fee income that exceeded increases in operating expenses and provisions for loan losses.

ASSET QUALITY
         Delinquent Loans. Despite improvement in many of the economic indicators for Southern California during the first six months of 1996, the Company continued to experience rising loan delinquencies. Loan delinquency information by aging category and by type of loan is set forth in the following table:

                                                                        JUNE 30,       DECEMBER 31,      JUNE 30,
       (In Thousands)                                                    1996             1995            1995
                                                                         ----             ----            ----
 31 - 60 days delinquent:
 ------------------------

       Single family . . . . . . . . . . . . . . . . . . . .           $5,285           $3,485         $4,212
       Multifamily . . . . . . . . . . . . . . . . . . . . .               --              362             --
       Commercial real estate  . . . . . . . . . . . . . . .              296              162             56
       SBA . . . . . . . . . . . . . . . . . . . . . . . . .            1,011              483            339
       Consumer  . . . . . . . . . . . . . . . . . . . . . .               10               16              3
                                                                           --               --             --
                                                                        6,602            4,408          4,610
                                                                        -----            -----          -----
 61 - 90 days delinquent:
 ------------------------
       Single family . . . . . . . . . . . . . . . . . . . .            1,345            1,417          1,258
       Multifamily . . . . . . . . . . . . . . . . . . . . .              434               --            857
       Commercial real estate  . . . . . . . . . . . . . . .                1               --             --
       SBA . . . . . . . . . . . . . . . . . . . . . . . . .              643              371            229
       Consumer  . . . . . . . . . . . . . . . . . . . . . .               57                2             13
                                                                           --               --             --
                                                                        2,480            1,790          2,357
                                                                        -----            -----          -----
 Over 90 days delinquent:
 ------------------------
       Single family . . . . . . . . . . . . . . . . . . . .           11,272           10,502          6,685
       Multifamily . . . . . . . . . . . . . . . . . . . . .            3,534            1,274          2,767
       Commercial real estate  . . . . . . . . . . . . . . .            3,514            1,524            365
       SBA . . . . . . . . . . . . . . . . . . . . . . . . .            1,370            1,833            364
       Consumer  . . . . . . . . . . . . . . . . . . . . . .               10               40              4
                                                                           --               --             --
                                                                       19,700           15,173         10,185
                                                                       ------           ------         ------

 GRAND TOTAL:
 ------------
       Single family . . . . . . . . . . . . . . . . . . . .           17,902           15,404         12,155
       Multifamily . . . . . . . . . . . . . . . . . . . . .            3,968            1,536          3,624
       Commercial real estate  . . . . . . . . . . . . . . .            3,811            1,686            421
       SBA . . . . . . . . . . . . . . . . . . . . . . . . .            3,024            2,687            932
       Consumer  . . . . . . . . . . . . . . . . . . . . . .               77               58             20
                                                                           --               --             --
                                                                      $28,782          $21,371        $17,152
                                                                      =======          =======        =======
 Delinquent loans by type, as a percentage of total loans:
 ---------------------------------------------------------
       Single family . . . . . . . . . . . . . . . . . . . .            1.25%            1.03%          0.88%
       Multifamily . . . . . . . . . . . . . . . . . . . . .            0.28%            0.10%          0.26%
       Commercial real estate  . . . . . . . . . . . . . . .            0.26%            0.12%          0.03%
       SBA . . . . . . . . . . . . . . . . . . . . . . . . .            0.21%            0.18%          0.07%
       Consumer  . . . . . . . . . . . . . . . . . . . . . .              --               --             --
                                                                        -----            -----          -----
         Total . . . . . . . . . . . . . . . . . . . . . . .            2.00%            1.43%          1.24%
                                                                        =====            =====          =====

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

      Delinquent loans increased by $3.4 million during the second quarter of 1996 and represented 2.00% of total loans held for investment at June 30, 1996. The major components of the 76 basis point increase in delinquent loans as a percentage of total loans at June 30, 1996, compared to one year earlier, consisted of increases of 37 basis points, 25 basis points, and 14 basis points attributable to single family, income property and SBA loans, respectively.

      At June 30, 1996, delinquent single family loans represented 1.54% of total single family loans, which is the highest percentage of portfolio delinquency since December 1993. The increases in delinquent single family loans in recent quarters reflect weakness in the single family real estate market in Southern California, especially in loans made three to ten years ago as these borrowers were most adversely affected by the decline in the area's real estate values. Management does not foresee immediate improvement in the fundamental problems that have caused higher rates of single family loan delinquencies. Therefore, the Company may be required to record higher provisions for loan losses in the future than it recorded in corresponding prior year quarters.

      Because the Company's investment in SBA lending increased significantly in June 1995, the increase in the delinquent loan ratio attributable to SBA loans is a matter of portfolio size at the comparative dates, rather than an indicator of asset quality deterioration.

      Management believes that the $1.6 million combined increase in delinquent multifamily and commercial real estate loans during the second quarter of 1996 is reflective of unique circumstances related to individual properties, and is not necessarily indicative of a trend.

      Nonperforming assets. Nonperforming assets at June 30, 1996 increased by $4.0 million from the second quarter of 1996, and represented 1.39% of total assets at that date. The following table sets forth the composition of non-performing assets at the dates indicated:

                                                                JUNE 30,     DECEMBER 31,   JUNE 30,
 (Dollars in Thousands)                                           1996           1995         1995
                                                                  ----           ----         ----
 Nonaccrual loans  . . . . . . . . . . . . . . . . . . . .       $22,623       $14,841       $11,717
 Real estate acquired in settlement of loans ("REO") . . .         7,134         6,236         6,753
                                                                 -------       -------       -------
      Nonperforming assets   . . . . . . . . . . . . . . .       $29,757       $21,077       $18,470
                                                                 =======       =======       =======

 Total nonperforming assets as a % of total assets . . . .         1.39%         0.98%         0.92%
 Nonaccrual loans as a % of total loans held for investment        1.57%         0.99%         0.86%

      Loans are placed on nonaccrual status when, in the opinion of management, the full and timely collection of principal or interest is in doubt. As a general rule, the accrual of interest is discontinued when principal or interest payments become 90 days past due. However, in certain instances, the Company may place a particular loan on nonaccrual status earlier or later than the 90 days past due standard, depending upon the individual circumstances surrounding the loan's delinquency. In general, the Company initiates foreclosure proceedings on commercial real estate and multifamily residential loans before such loans become 60 days past due and places such loans on nonaccrual status at that time. By accelerating the foreclosure process, the Company hopes to stimulate those borrowers who have the capacity to keep their loans current to do so immediately. In addition, if a borrower is unable to make timely payments, beginning foreclosure proceedings at an earlier date reduces the amount of time before the Company can acquire title to the property.

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

      The following table sets forth the Company's nonperforming asset activity for the three- and six-month periods ended June 30, 1996:

                                                     THREE MONTHS                   SIX MONTHS
                                               ---------------------         ----------------------
   (In Thousands)                               NONACCRUAL                    NONACCRUAL
                                                  LOANS          REO            LOANS           REO
                                                  -----          ---            -----           ---
Balance, beginning of period  . . . .           $18,698       $7,107           $14,841        $6,236
New Nonaccruing Loans:
   Single family (1) . . . . . . . .              3,481           --             7,036            --
   Income property . . . . . . . . .              5,361           --             9,553            --
   SBA . . . . . . . . . . . . . . .                668           --             2,445            --
Foreclosures:
   Single family . . . . . . . . . .             (2,578)       2,114            (5,563)        4,364
   Income property . . . . . . . . .               (517)         277            (2,951)        1,806
   SBA . . . . . . . . . . . . . . .               (606)          --              (663)           52
Loans Brought Current:
   Income property . . . . . . . . .             (1,884)          --            (2,046)           --
   Consumer  . . . . . . . . . . . .                 --           --               (29)           --
Sales of REO:
   Single family . . . . . . . . . .                 --       (1,600)               --        (4,359)
   Income property . . . . . . . . .                 --         (764)               --          (913)
   SBA . . . . . . . . . . . . . . .                 --           --                --           (52)
                                                     --           --                --            --
         Net change during the                    3,925           27             7,782           898
                                                -------       ------           -------        ------
BALANCE, AT JUNE 30, 1996 . . . . . .           $22,623       $7,134           $22,623        $7,134
                                                =======       ======           =======        ======

- ---------------------------------------

(1) New nonaccruing single family loans have been reduced by single family loans that were brought current during the quarter.

      The Company experienced a $4.0 million increase in nonperforming assets during the second quarter of 1996, consisting primarily of increases of $3.0 million and $1.4 million in nonaccrual income property and single family loans, respectively. At June 30, 1996, the nonperforming asset ratio increased by 17 basis points from the beginning of the quarter, and consisted of a 19 basis point increase due to greater amounts of nonperforming assets, and a 2 basis point decrease due to the growth in total assets. The increase in nonaccruing SBA loans during the first six months of 1996 was attributable to the Company's conforming its reporting of past due SBA loans--purchased from GFC and which are subject to credit enhancement--to its reporting of past due real estate loans. All SBA loans 90 days or more past due are now placed in nonaccrual status, whether or not such loans are subject to credit enhancement provisions.

      Impaired Loans. A loan is impaired, under the provisions of Statement of Financial Accounting Standards Number 114, "Accounting by Creditors for Impairment of a Loan" (SFAS No. 114"), when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires that an impaired loan be measured based on the present value of the expected future cash flows, discounted at the loan's effective interest rate, or the loan's observable market value or the fair value of the collateral (if the loan is collateral dependent). The Company measures impairment based on the fair value of the collateral if the Company determines that foreclosure is probable. If the measure of the impaired loan is less than the Company's recorded investment in the loan, the impairment is recognized by creating a specific valuation allowance. Subsequent to the initial measurement of impairment, if there is a significant increase or decrease in the amount or timing of an impaired loan's expected future cash flows, or if actual cash flows are significantly different from the cash flows previously projected, or if the fair value of the collateral fluctuates materially, the Company recalculates the impairment and adjusts the specific valuation allowance.

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

         The following table sets forth information with respect to impaired loans at the dates indicated:

                                                  JUNE 30, 1996                    DECEMBER 31, 1995
                                         --------------------------------   ---------------------------------
                                                    SPECIFIC       NET                  SPECIFIC       NET
                                           LOAN       LOSS      RECORDED      LOAN        LOSS      RECORDED
(IN THOUSANDS)                           BALANCES  ALLOWANCES  INVESTMENT   BALANCES   ALLOWANCES  INVESTMENT
                                         --------  ----------  ----------   --------   ----------  ----------
Nonaccrual loans:
 Requiring specific loss allowances      $8,414     $2,474       $5,940       $3,152        $801       $2,351
 Not requiring specific loss allowances     803         --          803          162          --          162

Restructured loans:
 Requiring specific loss allowances       4,984        795        4,189        6,981       1,753        5,228

Other loans:
 Requiring specific loss allowances       3,882      1,008        2,874        2,298         794        1,504
 Not requiring specific loss allowances   1,158         --        1,158          872          --          872
                                        -------     ------      -------      -------      ------      -------
     Total  . . . . . . . . . . . . .   $19,241     $4,277      $14,964      $13,465      $3,348      $10,117
                                        =======     ======     ========      =======      ======      =======

         For the three months ended June 30, 1996, the average net recorded investment in impaired loans was $13.8 million and the interest income
recognized totaled $264,000.   In the corresponding period in the previous
year, the average net recorded investment in impaired loans was $5.6 million and the interest income recognized totaled $68,000.

Allowance for Loan Losses. The Company maintains specific valuation allowances related to individually significant loans as well as a general valuation allowance. The general valuation allowance for loan losses is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible in the future, based upon information currently available to management, management's judgements as to the collectibility of loans and prior loan loss experience. The determination of the appropriate amount and allocation of the general allowance for loan losses is based upon an analysis of the loan portfolio. The analysis is based upon such factors as prior loan loss experience, economic conditions affecting the real estate market, regulatory considerations, and other factors which management believes deserve consideration. While management believes that it uses the best information available to determine the appropriate amount of loan loss provisions, future adjustments to the allowance for loan losses may be necessary and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the determinations.
An analysis of the activity in the allowance for loan losses follows:

                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                   JUNE 30,                           JUNE 30,
                                              ------------------                 ----------------
(Dollars in Thousands)                      1996              1995             1996            1995
                                            ----              ----             ----            ----
Balance, beginning of period              $14,037           $12,373          $12,789         $12,529
Provision for loan losses                   2,250               300            5,050             900
GFC acquisition                                --               500               --             500
Recoveries                                    341               834              505             874
Charge-offs                                (1,684)             (906)          (3,400)         (1,702)
                                          -------           -------          -------         -------
Balance, end of period                    $14,944           $13,101          $14,944         $13,101
                                          =======           =======          =======         =======

Ratio of allowance for loan losses to total loans
  held for investment at end of period                    1.03%      0.94%

Ratio of allowance for loan losses to nonaccrual
  loans at end of period                                  72.0%     106.9%

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

 The following table sets forth the Company's net charge-offs by loan types for the periods indicated:

                                THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                ---------------------------     -------------------------
(In Thousands)                        1996         1995              1996         1995
                                      ----         ----              ----         ----
Single family . . . . . .            $1,123        $825             $1,788        $969
Multifamily residential .               133        (154)               640          58
Commercial real estate  .               (21)       (638)               349        (239)
SBA loans . . . . . . . .               114          --                120          --
Other . . . . . . . . . .                (6)         39                 (2)          40
                                     ------        ----             ------         ----
     Total  . . . . . . .            $1,343        $ 72             $2,895         $828
                                     ======        ====             ======         ====


CAPITAL RESOURCES AND LIQUIDITY
The primary sources of liquidity for the Company include:
* scheduled principal payments and unscheduled prepayments of loans and MBS;
*        proceeds from sales of investments, MBS and loans held for sale;
*        cash flows generated from operations; and
* proceeds from increases in customer deposits, FHLB advances and short-term borrowings.

         Principal payments on loans and MBS were $71.4 million and $41.0 million for the three months ended June 30, 1996 and 1995, respectively, and $143.5 million and $83.5 million for the six months ended June 30, 1996 and 1995, respectively. Proceeds from the sales of loans were $285,000 and $7.0 million for the second quarters of 1996 and 1995, respectively, and $4.3 million and $13.6 million for the six months ended June 30, 1996 and 1995, respectively.

         Sales of investments and MBS totaled $29.1 million and $13.7 million for the second quarters of 1996 and 1995, respectively, and $122.2 million and $45.2 million for the six months ended June 30, 1996 and 1995, respectively. Generally, the proceeds from the sale of investments and MBS were reinvested in loans and MBS.

         Customer deposits decreased by $20.0 million in the three months ended June 30, 1996, compared to a net increase of $49.9 million in the second quarter of 1995. For the six months ended June 30, 1996 and 1995, customer deposits increased by $9.5 million and by $132.9 million, respectively.

         Savings banks must, by regulation, maintain liquidity of 5% of deposits and short-term borrowings. Liquidity is measured by cash and certain investments which are not committed, pledged, or required to liquidate specific liabilities. The Company's average liquidity ratios for June 30, 1996 and 1995 were 5.80% and 7.73%, respectively.

RESULTS OF OPERATIONS

Comparisons of the Three Months and Six Months Ended June 30, 1996 and 1995

         The Company's net earnings for the three months ended June 30, 1996 and 1995 were $3.0 million and $1.3 million, respectively. Earnings per share on a primary earnings per share basis were $.59 and $.27 for the same periods, respectively. For the six months ended June 30, 1996 and 1995, the Company recorded net earnings of $7.3 million and $2.9 million, respectively, for primary earnings per share of $1.42 and $0.61. In the three- and six-month comparative periods, net interest income, non-interest income, and provisions for loan losses were significantly higher in 1996 than in 1995.

         Net Interest Margin. The net interest margin for the second quarter of 1996 was 2.69%, representing a 28 basis point increase from the first quarter of 1996 and a 73 basis point increase from the second quarter of 1995. For the six months ended June 30, 1996 and 1995, the net interest margin was 2.55% and 2.02%, respectively. During the second quarter of 1996, the yield on interest earning assets increased by 17 basis points and the cost of interest bearing liabilities decreased by 10 basis points.

         The following table displays average interest rates on the Company's interest earning assets and interest bearing liabilities, on a fully tax equivalent basis, at the end of and for the following periods:

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


                                                         JUNE 30, 1996                          JUNE 30, 1995
                                               -------------------------------        ------------------------------
                                                             SIX                                    SIX
                                               QUARTER      MONTH      END OF         QUARTER      MONTH      END OF
                                               AVERAGE     AVERAGE     QUARTER        AVERAGE     AVERAGE    QUARTER
                                               -------     -------     -------        -------     -------    -------
 Yield on Interest Earning Assets:

 Loans . . . . . . . . . . . . . . .           7.85%       7.81%       7.79%          7.08%       6.88%      7.39%
 Mortgage-backed securities  . . . . .         7.43%       7.30%       7.18%          6.98%       6.96%      6.95%
 Other . . . . . . . . . . . . . . . .         6.23%       6.14%       6.81%          6.74%       7.03%      6.90%
                                               -----       -----       -----          -----       -----      -----
   Yield on interest earning assets  .         7.74%       7.65%       7.62%          7.03%       6.90%      7.28%
                                               -----       -----       -----          -----       -----      -----

 Cost of Interest Bearing Liabilities:

 Customer Deposits . . . . . . . . . .         5.07%       5.11%       5.01%          4.92%       4.69%      5.02%
 Borrowings  . . . . . . . . . . . . .         5.80%       5.87%       5.71%          5.96%       5.86%      5.96%
                                               -----       -----       -----          -----       -----      -----
   Cost of interest bearing liabilities        5.22%       5.27%       5.17%          5.16%       4.97%      5.25%
                                               -----       -----       -----          -----       -----      -----

   Interest rate spread  . . . . . . .         2.52%       2.38%       2.45%          1.87%       1.93%      2.03%
                                               =====       =====       =====          =====       =====      =====

   Net interest margin . . . . . . . .         2.69%       2.55%       2.60%          1.96%       2.02%      2.10%
                                               =====       =====       =====          =====       =====      =====

         The Company's net interest margin reached its trough in the second quarter of 1995, following a trend of steady quarterly declines that began in late 1992. The primary cause of the spread compression in recent periods was a combination of introductory interest rates on new loans and interest rate adjustment limitations on certain adjustable rate single family loans that prevented such loans from achieving fully-indexed rates. Management believes that the majority of the increases in the net interest margin since the second quarter of 1995 are attributable to rate adjustments to such loans, which have largely reached fully-indexed rates.

Rate/Volume. Net interest income before loss provisions in the second quarter of 1996 totaled $13.4 million, compared to $8.7 million in the corresponding period in 1995. The rate- and volume-related increases in net interest income in the second quarter of 1996, compared to the corresponding period in 1995, totaled $1.7 million and $3.0 million, respectively, and were comprised of the following:

 (In Thousands)                                                    Increase (Decrease) Attributable To:
                                                                   ------------------------------------
                                                                      Rate           Volume        Net
                                                                      ----           ------        ---
 INTEREST INCOME ON INTEREST EARNING ASSETS:

 Loans . . . . . . . . . . . . . . . . . . . . . . . . . .            $3,023         $2,836       $5,859
 MBS . . . . . . . . . . . . . . . . . . . . . . . . . . . .             752            377        1,129
 Investment securities . . . . . . . . . . . . . . . . . . .            (298)           196         (102)
                                                                      ------         ------       -------
   Total interest income on interest earning assets  . . . .           3,477          3,409         6,886
                                                                      ------         ------       -------
 INTEREST EXPENSE ON INTEREST BEARING LIABILITIES:

 Customer deposit accounts . . . . . . . . . . . . . . . . .           1,964            525         2,489
 Borrowings  . . . . . . . . . . . . . . . . . . . . . . . .            (232)          (133)         (365)
                                                                      ------         ------        ------
   Total interest expense on interest bearing liabilities  .           1,732            392         2,124
                                                                      ------         ------        ------
 Net interest income . . . . . . . . . . . . . . . . . . . .          $1,745         $3,017        $4,762
                                                                      ======         ======        ======

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

         Net interest income before loss provisions for the first six months of 1996 totaled $25.6 million, compared to $17.9 million in the corresponding period in 1995. The rate- and volume-related increases in net interest income in the first six months of 1996, compared to the corresponding period in 1995, totaled $3.5 million and $4.2 million, respectively, and were comprised of the following:

 (In Thousands)                                                    Increase (Decrease) Attributable To:
                                                                   ------------------------------------
                                                                      Rate           Volume        Net
                                                                      ----           ------        ---
 INTEREST INCOME ON INTEREST EARNING ASSETS:
 Loans . . . . . . . . . . . . . . . . . . . . . . . . . .            $7,067         $6,748       $13,815

 MBS . . . . . . . . . . . . . . . . . . . . . . . . . . . .             876            580         1,456
 Investment securities . . . . . . . . . . . . . . . . . . .              93            (5)            88
                                                                          --            ---            --
   Total interest income on interest earning assets  . . . .           7,938          7,421        15,359
                                                                       -----          -----        ------
 INTEREST EXPENSE ON INTEREST BEARING LIABILITIES:
 Customer deposit accounts . . . . . . . . . . . . . . . . .           4,636          3,074         7,710
 Borrowings  . . . . . . . . . . . . . . . . . . . . . . . .            (182)           140           (42)
                                                                       -----            ---          ----
   Total interest expense on interest bearing liabilities  .           4,454          3,214         7,668
                                                                       -----          -----         -----
 Net interest income . . . . . . . . . . . . . . . . . . . .          $3,484         $4,207        $7,691
                                                                      ======         ======        ======

         Interest and Dividend Income. Interest and dividend income in the second quarter of 1996 totaled $39.1 million, representing a 21.4% increase from the corresponding period in 1995. For the six months ended June 30, 1996, interest and dividend income totaled $77.9 million, or 24.6% greater than in the corresponding period in 1995. For both the three- and six-month periods ended June 30, 1996, the Company's average interest earning assets were greater than in the comparative periods in 1995, such that interest and dividend income was higher in 1996 than in the corresponding periods in 1995 by $3.4 million and $7.4 million, respectively. Average yields on interest earning assets increased in 1996, compared to 1995, resulting in $3.5 million and $7.9 million increases in interest and dividend income in the three- and six-month periods ended June 30, 1996, compared to the corresponding periods in the previous year.

         Interest income from loans totaled $30.5 million in the second quarter of 1996, representing a 23.7% increase from the corresponding period in the previous year. The average yield on loans in the second quarter of 1996 was 7.85%, compared to 7.08% in the corresponding period in 1995. The 77 basis point increase in average yield resulted in a $3.0 million increase in interest income. In addition, average loans in the second quarter of 1996 were greater than in the corresponding period in 1995, generating $2.8 million of additional interest income. Similar circumstances applied to the comparative six month periods ended June 30, 1996 and 1995, during which higher average yields increased interest income by $7.1 million and higher average balances generated $6.7 million of additional interest in 1996, compared to 1995.

         The Company views mortgage-backed securities as suitable investments because they have lower credit risk and greater liquidity than whole loans.
MBS constituted approximately 18% of total interest earning assets in 1996,
compared to 17% in 1995.    The average yield on MBS for the second quarter of
1996 was 7.43%, representing a 45 basis point increase from the second quarter of 1995. For the six months ended June 30, 1996, the average yield on MBS was 7.30%, compared to 6.96% in the same period in 1995. The rise in average yield had the effect of increasing interest income by $752,000 and $876,000 for the three- and six-month periods ended June 30, 1996, compared to 1995 respectively. The Company's average holdings of MBS were higher in both the three- and six-months ended June 30, 1996, compared to the corresponding period in 1995, resulting in higher income of $377,000 and $580,000, respectively.

         Interest Expense. Total interest expense increased by $2.1 million in the second quarter of 1996, compared to the second quarter of 1995. For the quarter, the average cost of interest bearing liabilities increased 6 basis points to 5.22%, compared to the corresponding quarter in 1995, resulting in a rate-related increase in interest expense of $1.7 million. During the second quarter of 1996, the Company's average interest bearing liabilities were approximately 8.1% greater than in the same period in 1995, resulting in increased interest expense of $392,000. For the six months ended June 30, 1996, interest expense totaled $52.3 million, compared to $44.6 million for the corresponding period in 1995. As was the case for the comparative quarters, the average cost of interest bearing liabilities was higher in 1996 than 1995, resulting in a rate-related increase to interest expense of $4.5 million. Average interest bearing liabilities were greater in the first six months of 1996 than 1995, increasing interest expense by $3.2 million.

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

         Customer deposits are the Company's primary source of funds. For the quarter ended June 30, 1996, average customer deposits were 79% of average interest bearing liabilities, compared to 77% for the second quarter of 1995. The average rate paid on customer deposit accounts during the second quarter of 1996 was 15 basis points higher than in the corresponding quarter in 1995, increasing deposit interest expense by $2.0 million in the second quarter of 1996, compared to 1995. Larger average deposit balances increased interest expense for the second quarter of 1996 by $525,000, compared to the corresponding period in 1995. For the six months ended June 30, 1996, total interest expense on customer deposit accounts was $7.7 million greater than in the corresponding period in 1995. Due to a 42 basis point increase in the average rate paid on customer deposits in the first six months of 1996, compared to 1995, interest expense on deposits increased by $4.6 million. The average deposit base in the six-month period ended June 30, 1996 was higher than in the corresponding period in 1995. The volume-related increase to interest expense was $3.1 million for the six-month period ended June 30, 1996, compared to the corresponding period in 1995.

         The Company's average borrowings represented 21% of interest-bearing liabilities during the second quarter of 1996. Interest expense recorded on borrowings in the second quarter of 1996 totaled $5.9 million, representing a decrease of 5.8% from the second quarter of 1995. The average cost of borrowings in the second quarter of 1996 was 5.80%, representing a 16 basis point decrease from the same period in 1995. Because of the decrease in average cost of borrowings, interest expense decreased by $231,000 in the first quarter of 1996, compared to the 1995 quarter. A decrease in average borrowings in the comparative periods resulted in a decrease of $132,000 in
interest expense.   For the first six months of 1996, interest expense on
borrowings decreased $42,000 to $12.4 million compared to the same period in
1995.   Lower rates generated a $182,000 decrease, which was almost offset by an increase of $140,000 due to larger average borrowings.

         Provisions for Loan Losses. In the second quarter of 1996, the Company recorded $2.3 million of provisions for loan losses, compared to $300,000 in the second quarter of 1995. The Company increased its provisions for loan losses in response to several factors: increases in delinquent and nonaccruing loans; the level of charge-offs during the quarter; and the recording of $1.1 million of specific valuation allowances on two impaired income property loans. For the six months ended June 30, 1996, the Company recorded $5.0 million of provisions for loan losses, compared to $900,000 in 1995. In addition to the factors that led to the $2 million increase in provisions in the second quarter, the Company recorded a $1.8 million provision for loan losses at the recommendation of its regulators and allocated the provision to credit-enhanced SBA loans purchased from GFC in June 1995. Such an allocation of allowances for loan losses will be required until a payment history by the borrowers and a performance record by the guarantor have both been established.

         Non-Interest Income. Total non-interest income in the second quarter of 1996 increased by $668,000 over the comparative period in 1995. For the six months ended June 30, 1996, total non-interest income increased by $6.0 million over 1995, principally due to a $4.5 million nonrecurring gain from the sale of an office building in the first quarter of 1996. The gain is reflected in income from real estate operations.

         One of the Company's objectives has been to enhance its fee-based activities. The following table indicates the fee income derived from the Company's principal fee-based activities for the periods presented:

                                                       FOR THE THREE MONTHS        FOR THE SIX MONTHS
                                                          ENDED JUNE 30,              ENDED JUNE 30,
                                                       --------------------        -------------------
(In Thousands)                                         1996          1995          1996           1995
                                                       ----          ----          ----           ----
Loan servicing  . . . . . . . . . . . . . . . .         $964         $712          $2,029        $1,357
Customer deposit fees . . . . . . . . . . . . .          490          451             974           905
Commissions from sales of uninsured investments          513          288             918           714
                                                         ---          ---             ---           ---
     Total  . . . . . . . . . . . . . . . . . .       $1,967       $1,451          $3,921        $2,976
                                                      ======       ======          ======        ======

         The $516,000 increase in earnings from fee-based activities in the second quarter of 1996, compared to the corresponding quarter in 1995, included $196,000 of loan servicing income related to the Company's SBA operations, which were increased significantly in size and scope following the GFC asset acquisition in June 1995. For the six months ended June 30, 1996, $558,000 of the increase in fees from fee-based activities was also related to the servicing of the SBA portfolio.

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

         One of the Company's subsidiaries sells uninsured investment products on a commissioned basis. For the second quarter of 1996, commission income increased by $225,000, or by 88%, compared to the corresponding quarter in 1995. For the first half of 1996, commission income increased by 28% compared to the first half of 1995.

         For the first six months of 1996, the Company recorded gains from sales of investment securities and MBS totaling $992,000, compared to $62,000 for the corresponding period in 1995. Buying and selling securities for the purposes of generating gains is not a core activity of the Company; rather, the increase in gains from sales of such securities was largely due to execution of the Company's interest rate risk reduction strategy during the first half of 1996. For example, the gains recorded during the first quarter of 1996 largely offset the penalty the Company paid to retire an 8.9% fixed rate borrowing before its maturity. The penalty paid is reflected, net of taxes, as an extraordinary item.

         Operating Expenses. The Company incurred operating expenses of $8.5 million in the second quarter of 1996, representing a 4.9% increase from the corresponding period in 1995, primarily due to changes in the Company's operating structure as a result of acquisition and sales activities in 1995.
As a percentage of average assets, annualized operating expenses in the second quarters of 1996 and 1995 were 1.61% and 1.68%, respectively. For the first six months of 1996, total operating expenses were $17.3 million, representing a 6.5% increase from the corresponding period in 1995. The operating expense ratio for the six-month periods ended June 30, 1996 and 1995 were 1.63% and 1.70%, respectively.

         The following tables set forth the increases in operating expenses in the second quarter and first half of 1996, compared to the corresponding periods in 1995, by type of expense:

                                                  INCREASE/(DECREASE) IN QUARTER  DUE TO:
                                         ----------------------------------------------------------
                             SECOND       RETAIL
(IN THOUSANDS)               QUARTER      OFFICE       GOVT.                                           SECOND
                              1995       RESTRUCT-    FUNDING                                 NET      QUARTER
                                         URINGS(1)  DIVISION(2)     LENDING(3)    OTHER      CHANGE     1996
                             -------     ---------  -----------     ----------    -----      ------     ----
Compensation  . . . . . .    $4,158      $(21)        $165              $(613)       $441      $(28)    $4,130
Net occupancy . . . . . .     1,194       105           72                (14)        152       315      1,509
Deposit insurance . . . .       749        38           --                 --         110       148        897
Data and check processing       435        20            7                (18)        (58)      (49)       386
Advertising . . . . . . .       231        --           --                 --         (93)      (93)       138
Intangible amortization .       (11)       --           --                 --          28        28         17
Other operating . . . . .     1,356        38          271               (134)       (100)       75      1,431
                             ------      ----         ----             ------        -----       --      -----
  Total . . . . . . . . .    $8,112      $180         $515              $(779)       $480      $396     $8,508
                             ======      ====         ====              =====        ====      ====     ======

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


                                              INCREASE/(DECREASE) IN FIRST HALF DUE TO:
                                              -----------------------------------------
                                          RETAIL
(IN THOUSANDS)               FIRST        OFFICE       GOVT.                                             FIRST
                              HALF       RESTRUC-     FUNDING                                 NET         HALF
                              1995      TURINGS(1)  DIVISION(2)     LENDING(3)    OTHER      CHANGE       1996
                             -------    ----------  -----------     ----------    -----      ------       ----
Compensation  . . . . . .    $8,408         $(13)      $473          $(1,152)   $  569     $ (123)     $ 8,285
Net occupancy . . . . . .     2,543          203        143              (24)      196        518        3,061
Deposit insurance . . . .     1,498           71         --               --       178        249        1,747
Data and check processing       870           50         10              (32)     (102)       (74)         796
Advertising . . . . . . .       475           --         --               --      (143)      (143)         332
Intangible amortization .       (52)          --         --               --        88         88           36
Other operating . . . . .     2,539           84        336             (182)      308        546        3,085
                             ------         ----       ----          -------   -------     ------      -------
  Total . . . . . . . . .   $16,281         $395       $962          $(1,390)   $1,094     $1,061      $17,342
                            =======         ====       ====          =======   =======     ======      =======

- ---------

(1) Retail Office Restructurings - in November 1995, the Company completed a deposit and branch swap with another financial institution. The result of the transaction was a net increase in deposits of $60.1 million and two fewer branches.

(2) The Company established the Government Funding Division of the Bank following the purchase of assets and operations of GFC in late June
         1995.   As a result, the first half of 1995 includes only limited
         operating expenses for the division.

(3) Lending - During the second half of 1995, the Company downsized its single family, wholesale-based lending operations to reflect unfavorable market conditions.

         Compensation and employee benefits expense decreased by $28,000 and $123,000 for the three- and six-months ended June 30, 1996, respectively, when compared to similar periods in 1995. Included in the reductions for the comparative three- and six-month periods were $613,000 and $1.2 million of decreases in compensation in the Company's mortgage lending division as a result of the discontinuation of single family, wholesale-based lending. Reductions in new loan volume in the first half of 1995 resulted in excess capacity and led to greater levels of non-deferrable compensation expense. Partially offsetting the benefit of lower single family lending division compensation were increases of $165,000 and $473,000 in compensation expense in the Government Funding division, which expanded the Company's SBA-lending operations materially following the June 1995 asset acquisition of GFC.

         Occupancy expense increased by $315,000 and $518,000 in the three- and six-month periods ended June 30, 1996, compared to the same periods in 1995, respectively. In 1996, the Company began to depreciate a new teller platform system installed in the latter part of 1995. Depreciation on the platform system accounted for the majority of the $110,000 and $176,000 increases in depreciation expense in the three- and six-month periods ended June 30, 1996, compared to the corresponding periods in 1995. Following the sale of two office properties in 1996, building depreciation decreased by $110,000 and $176,000 in the second quarter and first half of 1996, compared to the
corresponding periods in 1995.   Most of the remaining increase can be
attributed to office restructuring expenses for both the three- and six-month periods, as shown in the table above.

         CenFed Bank is a "well capitalized" financial institution, as defined by federal regulations, and accordingly is assessed the lowest deposit insurance rate available for institutions insured by the Savings Association Insurance Fund. Deposit insurance expense in the second quarter of 1996 increased by $148,000 from the second quarter of 1995 and by $249,000 in the first six months of 1996, compared to the same period in 1995, due to the growth in savings deposits.

         Other operating expenses in the three- and six-month periods ended June 30, 1996 increased by $77,000 and $548,000, respectively, over the
corresponding periods in 1995.   Most of the change can be attributed to
incremental operating expenses associated with the Government Funding Division and to cost savings stemming from the downsizing of single family lending operations, as noted in the above tables.

         Income Taxes. Income tax expense or benefit varies from period to period based on the Company's level of earnings before taxes, the relative amounts of taxable and tax exempt income, and changes to statutory tax rates. For the three months ended June 30, 1996, the Company recorded income tax expense of $1.7 million on earnings before taxes of $4.7 million, resulting in an effective tax rate of 35.4%. In the comparative period in 1995, the Company

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

recorded income tax expense of $291,000 on earnings before taxes of $1.6 million, resulting in an effective tax rate of 17.8%. Income tax expense for the six months ended June 30, 1996 was $4.5 million on earnings before taxes and extraordinary items of $12.1 million, resulting in an effective tax rate of 36.65%. For the six months ended June 30, 1995, total income tax expense was $731,000 on earnings before taxes of $3.7 million, resulting in an effective tax rate of 19.9%. The Company's marginal tax rate is approximately 42%, but tax advantages associated with its portfolio of municipal bonds reduced the effective interest rate. The relative relationship of non-tax advantaged income to tax advantaged income from the municipal bonds is the primary determinant of the degree to which the effective tax rate deviates from the marginal tax rate.

         Extraordinary Item. During the first quarter of 1996, the Company repaid an $8.2 million, 8.9% fixed rate borrowing before its scheduled maturity. As a result, the Company incurred a prepayment penalty of $364,000, net of taxes of $267,000.

RECENT DEVELOPMENTS
         Both houses of Congress have recently passed legislation, which, if signed by the President, will repeal the tax rules formerly applicable to bad debt reserves of thrift institutions for taxable years beginning after December 31, 1995. The Bank will thereupon be required to change its tax method of accounting for bad debts from the reserve method formerly permitted under section 593 of the Internal Revenue Code (the "Code") to the "specific charge-off" method. Under the specific charge-off method, tax deductions may be taken for bad debts only as and to the extent that the loans become wholly or partially worthless. The pending legislation would generally require thrift institutions, such as the Bank, which have previously utilized the section 593 reserve method to recapture (i.e., include in taxable income) over a six-year period a portion of their existing bad debt reserves equal to their "applicable excess reserves." The amount of the Bank's existing bad debt reserves that will be subject to such recapture is approximately $23 million. In addition, if the pending legislation becomes law, the remainder of the Bank's bad debt reserve balance as of December 31, 1995 will in future years be subject to recapture in whole or in part upon the occurrence of certain events such as a distribution to shareholders in excess of the Bank's current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Bank. Contrary to current law, the amount that would be subject to recapture under such circumstances would be computed without regard to the portion of such reserves that would have been allowed under the experience method. The Bank does not intend to make distributions to its shareholders that would result in recapture of any portion of its bad debt reserves.


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

         A savings institution that fails to meet one or more of the applicable capital requirements is subject to various regulatory limitations and sanctions, including a prohibition on growth and the issuance of a capital directive by the OTS Director requiring one or more of the following: an increase in capital; a reduction of rates paid on savings accounts; cessation of or limitations on operational expenditures; an increase in liquidity; and such other actions as may be deemed necessary or appropriate by the OTS Director. In addition, a conservator or receiver may be appointed under appropriate circumstances.

         The core capital requirement currently requires a savings institution to maintain "core capital" of not less than 3% of adjusted total assets.
"Core capital" includes common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and any related surplus and minority interests in the equity accounts of fully consolidated subsidiaries. The amount of an institution's core capital is, in general, calculated in accordance with generally accepted accounting principles ("GAAP"), but with certain exceptions. Among other exceptions, adjustments to an institution's GAAP equity accounts that are required pursuant to FASB 115 to reflect changes in the market value of certain securities held by the institution that are categorized "available-for-sale" are not be included in the calculation of core capital for regulatory capital purposes. Intangible assets (with certain exceptions and limitations, including mortgage servicing rights, qualifying supervisory goodwill and certain other intangibles such as certain grand fathered core deposit premiums, which may be included on a limited basis) must be deducted from core capital. A core deposit premium is a type of intangible asset relating to purchased deposit operations. At June 30, 1996, the Bank had $2.2 million of core deposit premium included in core capital.

         For purposes of determining compliance with the capital standards, a savings institution's investments in and extensions of credit to any subsidiary engaged in activities not permissible for national banks are required to be deducted from the savings institution's capital over a phase-out period. Under the phase-out rule, a savings institution must deduct an increasing percentage of its investments in and extensions of credit to a subsidiary engaged in activities not permissible for national banks as of April 12, 1989. At June 30, 1996, the Bank deducted $325,000 from its regulatory capital ratios, representing 60% of the investment in and extensions of credit to its subsidiary, Cresecent Bay Diversified.

         A savings institution is required to maintain "tangible capital" in an amount not less than 1.5 % of adjusted total assets, which is the minimum limit permitted by FIRREA. "Tangible capital" is defined for this purpose to mean core capital less any intangible assets (including supervisory goodwill), plus purchased mortgage servicing rights, subject to certain limitations.

         The risk-based capital requirements, among other things, provide that the capital ratio applicable to various classes of assets are to be adjusted to reflect the degree of risk associated with such classes of assets. In addition, the asset base for computing a savings institution's capital requirement includes off-balance sheet items, such as assets sold with recourse. Generally, the Capital Regulations require savings institutions to maintain "total capital" equal to 8.00%

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

of risk-weighted assets. "Total capital" for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limitations, loan and lease general valuation allowances. Such general valuation allowances can generally be included up to 1.25% of risk-weighted assets. At June 30, 1996, $10.2 million of the Bank's general valuation allowance was included in supplementary capital. A savings institution's supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution's core capital.

         Under an amendment to the applicable OTS regulations, an OTS-regulated institution would be required to maintain additional risk-based capital equal to half of the amount by which the decline in its "net portfolio value" that would result from a hypothetical 200 basis point change (up or down, depending on which would result in the greater reduction in net portfolio value) in interest rates on its assets and liabilities exceeds 2% of the estimated "economic value" of its assets. In order to preserve the PCA capital category system (described below) the regulation required that the foregoing amount be subtracted from actual capital rather than requiring that an institution's normal capital requirements be increased by that amount. The OTS has stated that implementation of this amendment to its regulations will require additional capital to be maintained only by institutions having "above normal" interest rate risk. An institution's "net portfolio value" is defined for this purpose as the difference between the aggregate expected future cash inflows from an institution's assets and the aggregate expected future cash outflows on its liabilities, plus the net expected cash inflows from existing off-balance sheet contracts, each discounted to present value. The estimated "economic value" of an institution's assets is defined as the discounted present value of
the estimated future cash flows from its assets.   Although the OTS had
scheduled implementation of this provision for September 30, 1994, it has delayed implementation. Had this provision been in effect at June 30, 1996, no additional deduction would have been required from total capital.

         Under the risk-based capital requirements, equity investments (including certain direct investments in real estate) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and certain other items are excluded from capital.

         The Bank was in compliance with all regulatory capital requirements in effect at June 30, 1996. The following table reflects the required capital ratios and the actual capital ratios of the Bank at June 30, 1996 and on a fully phased-in basis:

                                                    Actual    Required    Excess
                                                    ------    --------    ------
At June 30, 1996:
  Tangible capital to adjusted total assets          5.58%       1.50%     4.08%
  Core capital to adjusted total assets              5.68%       3.00%     2.68%
  Total capital to risk-weighted assets             11.47%       8.00%     3.47%

Fully phased-in (pro forma):
  Tangible capital to adjusted total assets          5.57%       1.50%     4.07%
  Core capital to adjusted total assets              5.67%       3.00%     2.67%
  Total capital to risk-weighted assets             11.45%       8.00%     3.45%

                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of the stockholders of the Company was held on May 22, 1996 for the purpose of electing two directors and voting on the proposals described below. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to the management's solicitation, and all of management's nominees for director as listed in the proxy statement were elected.


PROPOSAL ONE
The proposal to elect two Directors for terms expiring in 1999:

                       Shares voted for         Shares withheld
                     ------------------         ---------------
Robert Leishman         3,289,337                 11,158
D. Tad Lowrey           3,290,765                  9,730


PROPOSAL TWO
The proposal to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year commencing January 1, 1996 was approved by the following vote:

Shares voted for     Shares voted against       Shares voted abstain
- ----------------     --------------------       --------------------
   3,286,086                2,826                      11,583

Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits -
                 11.1  Computation of Per Share Earnings

(b) No reports were filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENFED FINANCIAL CORPORATION

Date:  August 14, 1996                         By: /s/ Steven P. Neiffer
                                               -------------------------------
                                                      Steven P. Neiffer
                                                 Vice President & Controller
                                                (Principal Accounting Officer)

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