Form 10-K/A
period 1995-12-31
CENFED FINANCIAL CORP
filed 1996-11-07
CIK 873459

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


                       __________________________________

                                 FORM 10-K/A-1

                       __________________________________

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended December 31, 1995

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to _______________

                       Commission file number  0-19491


                          CENFED FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


          DELAWARE                                       95-4314853
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)

199 North Lake Avenue, Pasadena, California                            91101
-------------------------------------------                         -----------
(Address of principal executive offices)                             (Zip code)


Registrant's telephone number, including area code: (818) 585-2400

Securities registered pursuant to Section 12(b) of the Act:
                                      None

Securities registered pursuant to Section 12(g) of the Act:
    Common Stock, $.01 par value (including attached Stock Purchase Rights)
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                         YES  X        No
                            -----        -----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    X

         The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the closing price of such stock as of the close of trading on March 26, 1996 was $106,443,000.

         As of March 26, 1996, 4,565,419 shares of the Registrant's Common Stock, $.01 par value per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive Proxy Statement filed with the Securities and Exchange Commission in connection with Registrant's annual meeting of stockholders held on May 22, 1996 are incorporated by reference into Part III of this Form 10-K.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information appearing in the definitive Proxy Statement filed pursuant to Regulation 14A in connection with CENFED's Annual Meeting of Stockholders held on May 22, 1996 (the "Proxy Statement") under the captions "Election of Directors" and "Executive Officers Who Are Not Directors" is incorporated herein by reference. A copy of the Proxy Statement is filed as an exhibit to this report.


ITEM 11.         EXECUTIVE COMPENSATION
         The information appearing in the Proxy Statement under the caption "Executive Compensation" is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The information appearing in the Proxy Statement under the captions
"Principal Holders of CENFED Common Stock" and "Securities Ownership of Management" is incorporated herein by reference.


ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
         The information appearing in the Proxy Statement under the caption "Executive Compensation -- Certain Indebtedness and Transactions of Management" is incorporated herein by reference.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                 FORM 8-K

                                   EXHIBITS*


3.1 Certificate of Incorporation of CENFED (incorporated by reference to Exhibit 3.1 and 3.3 to CENFED's Registration Statement on Form S-1 (Registration No. 33-39487), as amended).

3.2 Bylaws of CENFED (incorporated by reference to Exhibit 3.2 to CENFED's Registration Statement on Form S-1 (Registration No. 33-39487), as amended).

4.1      Reference is made to Exhibits 3.1 and 3.2.

4.2 CENFED Financial Corporation Debenture Purchase Agreement dated December 19, 1994.

10.1 Century Federal Executive Performance Incentive Plan as of January 1, 1989 (incorporated by reference to Exhibit 10.1 to CENFED's Registration Statement on Form S-1 (Registration No. 33-39487), as amended).

10.2 Century Federal Executive Performance Incentive Plan as of January 1, 1991 (incorporated by reference to Exhibit 10.2 to CENFED's Registration Statement on Form S-1 (Registration No. 33-39487), as amended).

10.3 Century Federal Deferred Compensation Plan as of January 1, 1986 (incorporated by reference to Exhibit 10.3 to CENFED's Registration Statement on Form S-1 (Registration No. 33-39487), as amended).

10.4 Century Federal Deferred Compensation and Benefit Restoration Plan (incorporated by reference to Exhibit 10.4 to CENFED's Registration Statement on Form S-1 (Registration No. 33-39487), as amended).

10.5 CENFED Financial Corporation 1992 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to CENFED's Annual Report on Form 10-K for December 31, 1991).

10.6 Form of Stock Option Agreement (See Exhibit Number 10.5) (incorporated by reference to Exhibit 10.5 to CENFED's Annual Report on Form 10-K for December 31, 1991).

10.7 Century Federal Savings and Loan Association Management Development and Recognition Plan (incorporated by reference to Exhibit 10.7 to CENFED's Annual Report on Form 10-K for December 31, 1991).

10.8 CENFED Financial Corporation Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.7 to CENFED's Annual Report on Form 10-K for December 31, 1991).

10.9 Century Federal Profit Sharing and 401(k) Plan (incorporated by reference to Exhibit 4.2 to CENFED's Registration Statement on Form S-8 (Registration No. 33-43010), as amended).

10.10 Employment Agreement between the Association and D. Tad Lowrey (incorporated by reference to Exhibit 10.10 to CENFED's Registration Statement on Form S-1 (Registration No. 33-39487), as amended).

10.11 Form of Employment Agreement between the Association and certain officers (for each of the following: Messrs. Prince, Quigley and Renney) (incorporated by reference to Exhibit 10.11 to CENFED's Registration Statement on Form S-1 (Registration No. 33-39487), as amended).

10.12 Form of Salary Continuation Agreement between the Association and certain officers (for each of the following: Messrs. Dieter, Neiffer, Schwartz, and Taylor) (incorporated by reference to Exhibit 10.12 to CENFED's Registration Statement on Form S-1 (Registration No. 33-39487), as amended).

10.13 Amended and Restated Directors' Retainer Continuance Plan (incorporated by reference to Exhibit 10.13 to CENFED's Registration Statement on Form S-1 (Registration No. 33-39487), as amended).

10.14 Stock Purchase Agreement among CENFED, the Association, the Trustee of the CENFED Employee Stock Ownership Trust and the Administrative Committee of the CENFED Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.14 to CENFED's Annual Report on Form 10- K for December 31, 1991).

10.15 Agreement and Plan of Merger, dated March 31, 1994, among CENFED Financial Corporation, CenFed Bank, a Federal Savings Bank, United California Savings Bankd and N. Lawrence Ulvestad (incorporated by reference to Exhibit B to CENFED's Current Report on Form 8-K for July 15, 1994).

10.16 CENFED Financial Corporation 1994 Directors' Stock Option Plan (incorporated by reference to CENFED's Proxy Statement dated April 21,
         1994).

10.17 CENFED Financial Corporation 1994 Long-Term Incentive Plan (incorporated by reference to CENFED's Proxy Statement dated April 21,
         1994).

11       Statement Regarding Computation of Per Share Earnings.

12       Statement Regarding Computation of Ratios.

21       List of subsidiaries of CENFED.

23       Consent of Deloitte & Touche LLP.

99.1     CenFed Financial Corporation's 1996 Proxy Statement.

____________________________
* Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described therein.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on the 7th day of November, 1996.

                                 CENFED FINANCIAL CORPORATION

                                 By: /s/ D. Tad Lowrey
                                    -------------------------------------
                                    D. Tad Lowrey
                                    President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Signature                                         Title                           Date
                ---------                                         -----                           ----
 /s/ D. Tad Lowrey                              President, Chief Executive Officer and     November 7, 1996
---------------------------------------         Director (Principal Executive Officer)
 D. Tad Lowrey



 /s/ William Nichol                             Executive Vice President, Chief            November 7, 1996
---------------------------------------         Financial Officer (Principal Financial
 William Nichol                                 Officer)


 /s/ Steven P. Neiffer                          Comptroller (Principal Accounting          November 7, 1996
---------------------------------------         Officer)
 Steven P. Neiffer

 /s/ John H. Michel
---------------------------------------         Chairman of the Board                      November 7, 1996
 John H. Michel


 /s/ Ralph DiMeglio
---------------------------------------         Director                                   November 7, 1996
 Ralph DiMeglio

 /s/ Gareth A. Dorn
---------------------------------------         Director                                   November 7, 1996
 Gareth A. Dorn

 /s/ Robert K. Leishman
---------------------------------------         Director                                   November 7, 1996
 Robert K. Leishman


 /s/ Richard W. Patton
---------------------------------------         Director                                   November 7, 1996
 Richard W. Patton

 /s/ Richard G. Redman
---------------------------------------         Director                                   November 7, 1996
 Richard G. Redman