Form 10-Q
period 1996-09-30
CENFED FINANCIAL CORP
filed 1996-11-14
CIK 873459

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


                       _________________________________

                                   FORM  10-Q

                       __________________________________

   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------   ACT OF 1934

         For the quarterly period ended   September 30, 1996

                                       OR

______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _______________

                       Commission file number  0-19491


                          CENFED FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                    95-4314853
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. employer identification no.)
incorporation or organization)

199 North Lake Avenue, Pasadena, California                           91101
-------------------------------------------                        -----------
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

Number of shares outstanding of the registrant's sole class of common stock at October 18, 1996: 5,121,232

                          CENFED FINANCIAL CORPORATION
                                     INDEX


PART I.          FINANCIAL INFORMATION

      Item 1.    Financial Statements

                 Consolidated Statements of Financial Condition as of September 30, 1996 and
                 December 31, 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3

                 Consolidated Statements of Operations for the Three Months and Nine Months
                 Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . 4

                 Consolidated Statements of Cash Flows for the Three Months and Nine Months
                 Ended September 30, 1996 and 1995  . . . . . . . . . . . . . . . . . . . . . . . . . . 5

                 Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . 7

      Item 2.    Management's Discussion and Analysis of Financial Condition and
                 Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8


PART II.         OTHER INFORMATION

      Item 6.    Exhibits

                 a.  Exhibits

                 b.  Reports on Form 8-K

 CENFED FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

 IN THOUSANDS, EXCEPT SHARE AMOUNTS                                       SEPTEMBER 30,           DECEMBER 31,
                                                                              1996                   1995
                                                                          -------------           -----------
 Assets:

 Cash  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $   17,728             $   21,928
 Federal funds sold  . . . . . . . . . . . . . . . . . . . . . . . . . .         2,000                  7,288
                                                                            ----------             ----------
     Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .        19,728                 29,216
                                                                            ----------             ----------
 Investment securities available for sale, at fair value . . . . . . . .       151,490                133,778
 Mortgage-backed securities ("MBS") available for sale, at fair value  .       410,781                341,288
 Loans held for investment, net  . . . . . . . . . . . . . . . . . . . .     1,407,267              1,492,094
 Loans held for sale, at lower of cost or fair value . . . . . . . . . .       114,435                100,183
 Accrued interest receivable . . . . . . . . . . . . . . . . . . . . . .        15,091                 14,894
 Real estate acquired in settlement of loans ("REO") . . . . . . . . . .         7,867                  6,236
 Real estate held for development and sale, net  . . . . . . . . . . . .           413                  5,410
 Premises and equipment, net   . . . . . . . . . . . . . . . . . . . . .        10,261                 13,300
 Intangible assets, net of accumulated amortization  . . . . . . . . . .           215                    248
 Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .         7,174                  3,818
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        16,251                 14,774
                                                                            ----------             ----------
                                                                            $2,160,973             $2,155,239
                                                                            ==========             ==========



 Liabilities and Stockholders' Equity:
 Customer deposit accounts . . . . . . . . . . . . . . . . . . . . . . .    $1,528,786             $1,551,329
 Securities sold under agreements to repurchase  . . . . . . . . . . . .       128,767                150,052
 Notes payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        18,650                 22,800
 FHLB advances . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       352,400                300,500
 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .        23,440                 26,006
                                                                            ----------             ----------
           Total liabilities . . . . . . . . . . . . . . . . . . . . . .     2,052,043              2,050,687
                                                                            ----------             ----------
 Commitments and contingent liabilities
 Common stock. $.01 par value
 Authorized shares: 14,000,000 at September 30, 1996 and December 31,
 1995
 Outstanding shares: 5,101,260 at September 30, 1996 and 5,013,000 at               51                     50
 December 31, 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .
 Additional paid in capital  . . . . . . . . . . . . . . . . . . . . . .        30,873                 30,122
 Retained earnings - substantially restricted  . . . . . . . . . . . . .        81,010                 73,721
 Unrealized gain (loss) on securities available for sale, net of tax . .        (1,760)                 2,179
 Deferred compensation - retirement plans  . . . . . . . . . . . . . . .        (1,244)                (1,520)
                                                                            ----------             ----------
           Total stockholders' equity  . . . . . . . . . . . . . . . . .       108,930                104,552
                                                                            ----------             ----------
                                                                            $2,160,973             $2,155,239
                                                                            ==========             ==========

See notes to consolidated financial statements.

 CENFED FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                     SEPTEMBER 30,
                                                                   --------------------------       -----------------------
 In Thousands, Except Share Amounts                                  1996             1995            1996           1995
                                                                     ----             ----            ----           ----
 INTEREST AND DIVIDEND INCOME:
   Loans   . . . . . . . . . . . . . . . . . . . . . . . .           $30,045          $27,724         $91,098        $74,962
   Investment securities and short-term investments  . . .             2,012            2,032           5,791          5,723
   Mortgage-backed securities  . . . . . . . . . . . . . .             7,559            5,911          20,577         17,473
                                                                   ---------        ---------       ---------      ---------
             Total interest and dividend income  . . . . .            39,616           35,667         117,466         98,158
                                                                   ---------        ---------       ---------      ---------
 INTEREST EXPENSE:
    Customer deposit accounts  . . . . . . . . . . . . . .            19,647           18,865          59,471         50,979
    Securities sold under agreements to repurchase . . . .             1,511            2,929           4,521          8,085
    FHLB advances  . . . . . . . . . . . . . . . . . . . .             4,727            3,596          12,940          9,714
    Other borrowings . . . . . . . . . . . . . . . . . . .               544              639           1,772          1,858
                                                                   ---------        ---------       ---------      ---------
             Total interest expense  . . . . . . . . . . .            26,429           26,029          78,704         70,636
                                                                   ---------        ---------       ---------      ---------
    Net interest income  . . . . . . . . . . . . . . . . .            13,187            9,638          38,762         27,522
 PROVISIONS FOR LOAN LOSSES  . . . . . . . . . . . . . . .             1,500            1,000           6,549          1,900
                                                                   ---------        ---------       ---------      ---------
              Net interest income after provisions for loan
                  losses . . . . . . . . . . . . . . . . .            11,687            8,638          32,213         25,622
                                                                   ---------        ---------       ---------      ---------
 NON-INTEREST INCOME:
    Loan servicing fees  . . . . . . . . . . . . . . . . .               931            1,275           2,960          2,632
    Customer deposit account fees  . . . . . . . . . . . .               491              477           1,465          1,382
    Gain (Loss) on sale of investments and MBS . . . . . .              (112)              14             880             76
    Gain (Loss) on sale of loans   . . . . . . . . . . . .                10              (19)             57             77
    Income (Loss) from real estate operations  . . . . . .              (426)            (159)          3,379           (506)
    Commissions from sales of investment products  . . . .               472              228           1,390            942
    Other  . . . . . . . . . . . . . . . . . . . . . . . .                81              173             256            347
                                                                   ---------        ---------       ---------      ---------
           Total non-interest income . . . . . . . . . . .             1,447            1,989          10,387          4,950
                                                                   ---------        ---------       ---------      ---------
 OPERATING EXPENSES:
    Compensation . . . . . . . . . . . . . . . . . . . . .             3,767            3,888          12,052         12,296
    Net occupancy  . . . . . . . . . . . . . . . . . . . .             1,570            1,271           4,631          3,814
    Deposit insurance premiums . . . . . . . . . . . . . .               904              789           2,651          2,287
    Data and check processing  . . . . . . . . . . . . . .               383              425           1,179          1,295
    Advertising and marketing  . . . . . . . . . . . . . .               318              168             650            643
    Intangible amortization  . . . . . . . . . . . . . . .                17              (12)             53            (64)
    SAIF recapitalization assessment . . . . . . . . . . .             9,106              -             9,106             -
    Other  . . . . . . . . . . . . . . . . . . . . . . . .             1,607            1,375           4,667          3,914
                                                                   ---------        ---------       ---------      ---------
           Total operating expenses  . . . . . . . . . . .            17,672            7,904          34,989         24,185
                                                                   ---------        ---------       ---------      ---------
           Earnings before income taxes and extraordinary
               item  . . . . . . . . . . . . . . . . . . .            (4,538)           2,723           7,611          6,387

 INCOME TAXES  . . . . . . . . . . . . . . . . . . . . . .            (5,816)             758          (1,363)         1,489
                                                                   ---------        ---------       ---------      ---------
           Earnings before extraordinary item  . . . . . .             1,278            1,965           8,974          4,898
 EXTRAORDINARY ITEM:
   Early extinguishment of debt (net of income taxes of                    -                -            (364)             -
      $267)  . . . . . . . . . . . . . . . . . . . . . . .
               NET EARNINGS  . . . . . . . . . . . . . . .            $1,278           $1,965          $8,610         $4,898
                                                                   =========        =========       =========      =========
 PRIMARY EARNINGS PER SHARE:
                Before extraordinary item  . . . . . . . .             $0.24            $0.39           $1.73          $0.98
                Extraordinary item   . . . . . . . . . . .                 -                -          ($0.07)             -
                  After extraordinary item . . . . . . . .             $0.24            $0.39           $1.66          $0.98
                                                                   ---------        ---------       ---------      ---------
 AVERAGE PRIMARY SHARES OUTSTANDING  . . . . . . . . . . .         5,233,200        5,075,937       5,191,003      5,007,512
                                                                   =========        =========       =========      =========

See notes to consolidated financial statements.

 CENFED FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                 SEPTEMBER  30,
                                                                         ------------------             -----------------

 In Thousands                                                            1996          1995           1996           1995
                                                                         ----          ----           ----           ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings  . . . . . . . . . . . . . . . . . . . . . . .            $1,278         $1,965         $8,610         $4,898
 Adjustments to reconcile net earnings to net cash provided:
     Net amortization (accretion) of fees, discounts and                   260            350            880           (534)
     premiums
    Depreciation and amortization  . . . . . . . . . . . . .               558            604          1,863          1,768
    Gain on sales of loans . . . . . . . . . . . . . . . . .               (10)            19            (57)           (77)
    Gain on sales of investments and MBS . . . . . . . . . .               112            (14)          (880)           (76)
    Lower of cost or fair value adjustment to loans held for                (9)            --             91             --
       sale  . . . . . . . . . . . . . . . . . . . . . . . .
    Provisions for loan and real estate losses . . . . . . .             1,817          1,000          6,908          1,964
    Originations and purchases of loans held for sale  . . .            (8,105)       (18,838)       (29,951)       (38,765)
    Proceeds from sales of loans held for sale . . . . . . .               219          9,327          4,507         21,476
    (Increase) decrease in interest receivable . . . . . . .                49         (3,588)          (197)        (3,494)
    Increase in interest payable . . . . . . . . . . . . .                 168          2,812            992          4,251
    Change in deferred income taxes, net . . . . . . . . . .            (3,356)            --         (3,356)            --
    Change in other assets and other liabilities . . . . . .              (874)         9,114         (2,531)        10,816
    FHLB stock dividends . . . . . . . . . . . . . . . . . .              (231)          (159)          (645)          (572)
    Other, net . . . . . . . . . . . . . . . . . . . . . . .               (24)            (3)            18             (6)
                                                                       -------       --------       --------       --------
    Net cash provided by (used in) operating activities  . .            (8,148)         2,589        (13,748)         1,649
                                                                       -------       --------       --------       --------
 CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of  investment securities available for sale .           (73,834)        (2,321)      (108,059)       (22,906)
    Proceeds from sales of investment securities available
       for sale  . . . . . . . . . . . . . . . . . . . . . .            49,638             --         84,199          2,803
    Maturities of investment securities available for sale .                --             --          5,000             --
    Purchases of MBS held to maturity  . . . . . . . . . . .                --         (7,684)            --        (38,897)
    Purchases of MBS available for sale  . . . . . . . . . .           (72,022)       (19,507)      (260,613)       (54,576)
    Proceeds from sales of MBS available for sale  . . . . .            50,659          3,011        138,348         45,390
    Principal repayments on MBS  . . . . . . . . . . . . . .            16,606          9,401         49,822         35,388
    Originations and purchases of loans held for investment            (18,923)      (144,076)       (79,613)      (355,501)
    Proceeds from sale of loans held for investment  . . . .                --             --             --          1,452
    Loan repayments  . . . . . . . . . . . . . . . . . . . .            45,704         42,264        156,032         99,746
    Purchases of premises and equipment  . . . . . . . . . .              (358)          (927)          (740)        (1,850)
    Sales of premises and equipment  . . . . . . . . . . . .                22              8          2,115             48
    Investment in REO and real estate held for development
       and sale  . . . . . . . . . . . . . . . . . . . . . .              (255)          (173)          (743)          (945)
    Sales of REO and real estate held for development and
       sale  . . . . . . . . . . . . . . . . . . . . . . . .             4,338          2,758         14,314         10,927
                                                                       -------       --------       --------       --------
      Net cash provided by (used in) investing activities  .             1,575       (117,246)            62       (278,921)
                                                                       -------       --------       --------       --------

 CENFED FINANCIAL CORPORATION
 CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                                                        -------------------             -----------------
 In Thousands                                                           1996           1995            1996           1995
                                                                        ----           ----            ----           ----
 CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in customer deposit accounts . .           (31,863)        48,683        (21,698)        181,553
    Net decrease in notes payable  . . . . . . . . . . . . .               (50)           (50)        (4,150)           (150)
    Net increase (decrease) in short-term financing:
       FHLB advances . . . . . . . . . . . . . . . . . . . .            28,500         20,300         31,100         (24,900)
       Securities sold under agreements to repurchase  . . .            (7,900)        11,632        (21,285)         54,035
    Repayment of long-term FHLB advances . . . . . . . . . .                --             --         (9,200)             --
    Proceeds from long-term FHLB advances  . . . . . . . . .            20,000         27,500         30,000          62,500
    Dividends paid . . . . . . . . . . . . . . . . . . . . .              (458)          (404)        (1,321)         (1,142)
    Proceeds from issuance of common stock . . . . . . . . .               517            566            752             723
                                                                       -------        -------        -------         -------
       Net cash provided by financing activities . . . . . .             8,746        108,227          4,198         272,619
                                                                       -------        -------        -------         -------
    Net increase (decrease) in cash and cash equivalents . .             2,173         (6,430)        (9,488)         (4,653)
    Cash and cash equivalents, beginning of period . . . . .            17,555         25,731         29,216          23,954
                                                                       -------        -------        -------         -------
    Cash and cash equivalents, end of period . . . . . . . .           $19,728        $19,301        $19,728         $19,301
                                                                       =======        =======        =======         =======

                                                  SUPPLEMENTARY INFORMATION
 CASH PAID FOR:
   Interest on customer deposit accounts . . . . . . . . . .           $26,262        $23,248        $77,713         $66,428
   Income tax (refunds)/payments . . . . . . . . . . . . . .            $3,720        ($1,721)        $6,195         ($4,958)

 NON-CASH ITEMS:
   Additions to REO  . . . . . . . . . . . . . . . . . . . .              $941         $2,320        $10,336          $8,553
   Net change in unrealized gain (loss) on
       securities available for sale, net of taxes . . . . .              $322           $362        ($3,939)         $4,108
   Loans to facilitate sales of REO and
       real estate held for development and sale . . . . . .              $584           $781        $10,843          $3,388
   Transfer to real estate held for development and sale from
      premises and equipment . . . . . . . . . . . . . . . .                --             --             --          $5,164

See notes to consolidated financial statements.

                          CENFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   SEPTEMBER 30, 1996, DECEMBER 31, 1995 AND
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


(1)  BASIS OF PRESENTATION

         The consolidated statement of financial condition as of September 30, 1996, and the related consolidated statements of operations and cash flows for the three months and nine months ended September 30, 1996 and 1995, are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial condition of CENFED Financial Corporation (the "Company") as of September 30, 1996, and its results of operations and cash flows for the three months and nine months ended September 30, 1996 and 1995. The results of operations for the unaudited periods are not necessarily indicative of the results of operations to be expected for the entire year of 1996.

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

(2)  SUBSEQUENT EVENT

         On October 2, 1996, the Company declared its quarterly cash dividend of $.09 per share to shareholders of record as of October 18, 1996. The dividend was paid on November 1, 1996.

(3)  EARNINGS PER SHARE

         The Company has a long term incentive plan that includes incentive stock options. For purposes of determining primary earnings per share and fully diluted earnings per share, stock options granted to officers and directors of the Company are considered common stock equivalents and are added to common shares outstanding, using the treasury stock method. At September 30, 1996, fully diluted earnings per share were the same as primary earnings per share as the dilution under the fully diluted earnings per share calculation was not material.

         Earnings per share for all periods presented have been calculated based upon the increased number of shares of common stock and common stock equivalents after giving effect to the stock dividend distributed on May 10, 1996.

(4)  DEPOSIT INSURANCE

         On September 30, 1996, federal legislation which will recapitalize the Savings Association Insurance Fund ("SAIF") through a one-time special assessment was enacted. The special assessment is basd on the Company's deposits as of March 31, 1995, at an assessment rate of approximately 65.7 basis points. The Federal Deposit Insurance Corporation will issue final regulations concerning the assessment rate in November 1996. For the quarter ended September 30, 1996, the Company estimated and accrued $9.1 million in expense for this special assessment. Subsequent to the payment of the special assessment, the annual amount the Company pays toward the deposit insurance fund will be substantially reduced. Starting in January 1997, the amount paid by the insurance fund is expected to be 6.44 basis points, as compared to the 23 basis points that the Company is currently paying.

ITEM 2.

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

OPERATING STRATEGY

         The operating strategy of CENFED Financial Corporation (the "Company") consists of three primary elements: (i) acquiring assets providing returns that satisfy the Company's rate of return expectations; (ii) focusing on retail deposit gathering as the principal source of funding; and (iii) focusing on the efficiency of Company operations.

         Acquiring assets providing returns that satisfy the Company's rate of return expectations. The Company seeks assets that provide returns, on a credit risk-adjusted basis, that meet or exceed its rate of return requirements. In pursuit of this strategy, the Company identifies lines of business in which it believes it can successfully serve customer niches and achieve satisfactory returns. Management has pursued this strategy by offering business loans under lending programs sponsored by the United States Small Business Administration ("SBA") and multifamily residential and commercial real estate loans (collectively referred to as "income property loans"). The Company offers single family real estate loans through retail loan officers and it purchases packages of single family loans from other institutions from time to time.

         The Company's volume of originated loans has decreased in 1996, primarily due to its discontinuation of wholesale-sourced single family lending. The mix of loan originations in 1996 reflects the Company's emphasis on higher risk assets with expected higher rates of return. The following table sets forth loan origination activity:

                                            Three Months Ended                 Nine Months Ended
                                               September 30:                     September 30:
                                           ---------------------             ---------------------
 (In Thousands)                              1996         1995                 1996         1995
                                           --------     --------             --------     --------
 Single family . . . . . . . . . .           $3,259      $39,862              $22,852     $138,087
 Income property . . . . . . . . .           14,129       12,136               56,246       30,885
 Small business  . . . . . . . . .            7,273       13,623               27,246       19,687
                                            -------      -------             --------     --------
                                            $24,661      $65,621             $106,344     $188,659
                                            =======      =======             ========     ========

         The Company purchases loans when loan origination volumes are insufficient to meet growth requirements and suitable loan purchase opportunities are available. The Company did not purchase loans during the third quarter of 1996. In the third quarter of the prior year, the Company purchased $93.0 million of single family loans, mostly in a single transaction. For the nine months ended September 30, 1996 and 1995, the Company purchased $635,000 and $184.6 million of loans, respectively. The Company is unable to predict whether it will succeed in identifying packages of suitable loans for purchase, or the magnitude of such packages, in the future.

         Focusing on retail deposit gathering as the principal source of funding. The Company believes that deposits gathered through its retail delivery system are the most stable and economical source of funding for its operations. Gaining substantial market share and name recognition in the Southern California marketplace is particularly challenging due to the number of competitors and the presence of several large financial institutions in most
of the same communities in which the Company has branch offices.   In light of
this challenge, the Company looks for opportunities to increase its market share in those communities where institutional name recognition is possible and franchise value is greatest. The Company uses consolidations, acquisitions, sales and exchanges of deposits to increase its average branch size and improve market share in selected communities.

         Retail deposits at September 30, 1996 represented 66% of total interest-bearing liabilities, compared to 63% one year earlier. The Company's average retail deposits per branch totaled $74.6 million, compared to $63.9 million one year earlier. The increase in average deposits per branch reflects the cumulative beneficial impact of the deposit and branching transactions in recent periods.

         Focusing on the efficiency of Company operations. The Company has achieved economies of scale through asset growth and increasing the average size of its retail branches. One measure of operational efficiency is the ratio of general and administrative expenses (excluding goodwill amortization) to average assets. In the third quarter of 1996,

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


the annualized general and administrative expense ratio was 1.60% (excluding the accrual of the Savings Association Insurance Fund ("SAIF") recapitalization charge that is to be paid in November 1996), compared to 1.54% in the corresponding period in the previous year. For the first nine months of 1996, the annualized general and administrative expense ratio was 1.62% (excluding the SAIF recapitalization charge), compared to 1.64% during the same period in 1995. Even though the Company seeks ways to decrease its costs to deliver its products, future improvements in operating efficiency are largely contingent upon growth in the asset base. Management believes that growing the asset base in the immediate future may be difficult.

ANALYSIS OF STATEMENT OF FINANCIAL CONDITION

         The Company's total assets grew by $12.6 million, or 0.59%, during the third quarter of 1996, following a $6.9 million decrease in the first six months of the year. The following table sets forth significant changes in the Company's statement of financial condition:

                                                                         INCREASE (DECREASE)
                                                          ------------------------------------------------
                                                          THREE MONTHS ENDED            NINE MONTHS ENDED
 (In Thousands)                                           SEPTEMBER 30, 1996            SEPTEMBER 30, 1996
                                                          ------------------            ------------------
 Assets:
 Loans held for investment, net  . . . . . . . .               $(28,937)                     $(84,827)
 MBS and investment securities . . . . . . . . .                 30,107                        87,205
 All other, net  . . . . . . . . . . . . . . . .                 11,459                         3,356
                                                               --------                      --------
      Change in total assets . . . . . . . . . .                $12,629                        $5,734
                                                               ========                      ========

 Liabilities and Stockholders' Equity:
 Customer deposit accounts . . . . . . . . . . .               $(32,076)                     $(22,543)
 Borrowings  . . . . . . . . . . . . . . . . . .                 40,550                        26,465
 Stockholders' equity  . . . . . . . . . . . . .                  1,709                         4,378
 All other, net  . . . . . . . . . . . . . . . .                  2,446                        (2,566)
                                                               --------                      --------
      Change in total liabilities and equity . .                $12,629                        $5,734
                                                               ========                      ========

         Loans Held for Investment. Loans held for investment decreased by $28.9 million during the quarter because loan repayments exceeded new loan originations, continuing a trend that started at the beginning of the year. During the first nine months of 1996, the Company has not been able to purchase loans at satisfactory prices to supplement its loan originations.

         MBS and Investment Securities. The Company has historically purchased MBS and investment securities when it could not meet its growth objectives through loan originations and purchases. For the three- and nine-month periods ended September 30, 1996, net growth in MBS was $4.9 million and $69.5 million, respectively, and net growth in the investment securities portfolio was $25.2 million and $17.7 million, respectively. In the future, the Company will continue to focus on identifying securities for purchase with suitable yield and interest rate risk characteristics.

         Customer Deposit Accounts. With limited asset growth in 1996, the Company has not needed to increase its customer deposit account balances. The net flows of customer deposit accounts for the three- and nine month periods ended September 30, 1996 were as follows:

                                                                            Net Inflows (Outflows)
                                                                    -------------------------------------
 (In Thousands)                                                     Three Months              Nine Months
                                                                    ------------              -----------
 Retail:
   Transaction . . . . . . . . . . . . . . . . . . . . . . . .        ($2,688)                  $22,992
   Time deposits . . . . . . . . . . . . . . . . . . . . . . .         (4,843)                  (23,576)
 Wholesale time deposits . . . . . . . . . . . . . . . . . . .        (24,545)                  (21,959)
                                                                     --------                  --------
                                                                     ($32,076)                 ($22,543)
                                                                     ========                  ========

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


         The majority of the decrease in customer deposits has been due to a decline in the wholesale deposit portfolio. Wholesale deposits have been replaced with borrowings. The Company's retail deposit base has declined modestly during 1996 during a time of intense market competition for core retail deposit products. To stem the decline in its transaction deposit base, the Company introduced its Millennium checking account late in the third quarter of 1996. The rates, terms and conditions of the account are similar to checking products being offered by the Company's competitors at the present time. In the long term, management believes that this account, if successful, will lead to improvements in fee income, a reduction in the Company's cost of deposits and new customer relationships.

         Borrowings. Total borrowings were increased by $40.5 million during the third quarter of 1996 to replace wholesale term deposits and provide funds for nominal asset growth. Most of the increase is in the form of short-term borrowings.

         Stockholders' Equity. The change in stockholders' equity for the three- and nine-month periods ended September 30, 1996, was as follows:

                                                                        Increase (Decrease):
                                                           -------------------------------------------
 (In Thousands)                                            Three Months                    Nine Months
                                                           ------------                    -----------
 Net earnings  . . . . . . . . . . . . . . . . . .            $1,278                          $8,610
 Dividends paid to shareholders  . . . . . . . . .              (458)                         (1,321)
 (Increase) decrease in unrealized loss on
    securities available for sale  . . . . . . . .               322                          (3,939)
 Other . . . . . . . . . . . . . . . . . . . . . .               587                           1,028
                                                              ------                          ------
                                                              $1,729                          $4,378
                                                              ======                          ======

         All of the Company's investment securities and MBS are classified as available for sale. Generally accepted accounting principles require that debt and equity securities so designated be reported at fair value through an unrealized gain or loss component of stockholders' equity. Securities classified as available for sale provide maximum flexibility with respect to disposition but subject the Company's equity to more volatility from changes in market interest rates.

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


ASSET QUALITY

         Delinquent Loans. Despite improvement in many of the economic indicators for Southern California during the first nine months of 1996, the Company continued to experience rising loan delinquencies. Delinquent loans increased by $2.0 million during the third quarter of 1996 and represented 2.19% of total loans held for investment at September 30, 1996. The major components of the 69 basis point increase in delinquent loans as a percentage of total loans at September 30, 1996, compared to one year earlier, consisted of increases of 24 basis points, 29 basis points, and 16 basis points that were attributable to single family, income property and small business loans, respectively. Loan delinquency information by aging category and by type of loan is set forth in the following table:

                                                           SEPTEMBER 30,      DECEMBER 31,     SEPTEMBER 30,
       (In Thousands)                                           1996              1995               1995
                                                           -------------      ------------     -------------
 31 - 60 days delinquent:

       Single family . . . . . . . . . . . . . . . . .         $4,136            $3,485            $7,810
       Income property . . . . . . . . . . . . . . . .          2,213               424               214
       Small business  . . . . . . . . . . . . . . . .            712               483               971
       Consumer  . . . . . . . . . . . . . . . . . . .             22                16                32
                                                                   --                --                --
                                                                7,083             4,408             9,027
                                                                -----             -----             -----
 61 - 90 days delinquent:

       Single family . . . . . . . . . . . . . . . . .          3,604             1,417               775
       Income property . . . . . . . . . . . . . . . .            543                -                126
       Small business  . . . . . . . . . . . . . . . .          1,505               371               386
       Consumer  . . . . . . . . . . . . . . . . . . .             51                 2                38
                                                                   --                 -                --
                                                                5,703             1,790             1,325
                                                                -----             -----             -----
 Over 90 days delinquent:

       Single family . . . . . . . . . . . . . . . . .         11,054            10,502             7,743
       Income property . . . . . . . . . . . . . . . .          4,965             2,798             3,407
       Small business  . . . . . . . . . . . . . . . .          1,953             1,833               776
       Consumer  . . . . . . . . . . . . . . . . . . .              7                40                -
                                                                    -                --               ---
                                                               17,979            15,173            11,926
                                                               ------            ------            ------
 GRAND TOTAL:

       Single family . . . . . . . . . . . . . . . . .         18,794            15,404            16,328
       Income property . . . . . . . . . . . . . . . .          7,721             3,222             3,747
       Small business  . . . . . . . . . . . . . . . .          4,170             2,687             2,133
       Consumer  . . . . . . . . . . . . . . . . . . .             80                58                70
                                                                   --                --                --
                                                              $30,765           $21,371           $22,278
                                                              =======           =======           =======
 Delinquent loans by type, as a percentage of total loans:

       Single family . . . . . . . . . . . . . . . . .          1.34%             1.03%             1.10%
       Income property . . . . . . . . . . . . . . . .          0.55%             0.22%             0.26%
       Small business  . . . . . . . . . . . . . . . .          0.30%             0.18%             0.14%
                                                                -----             -----             -----
         Total . . . . . . . . . . . . . . . . . . . .          2.19%             1.43%             1.50%
                                                                =====             =====             =====

      At September 30, 1996, delinquent single family loans represented 1.80% of total single family loans, which is the highest percentage of portfolio delinquency since December 1993. Management believes that the long-term, corrosive effects of the California recession, in combination with higher levels of consumer debt, continue to be reflected in delinquent single family loan balances. The Company is working with greater numbers of borrowers,
whose tenuous financial circumstances are finally coming to light.   Management
does not foresee immediate improvement in the fundamental problems that have caused higher rates of single family loan delinquencies. Therefore, the Company may be required to record higher provisions for loan losses in the future than it recorded in corresponding prior year quarters.

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


      The vast majority of delinquent small business loans at September 30, 1996 were guaranteed directly by the SBA or by a collateralized credit agreement given by the corporation from whom the Company purchased the loans.

      Nonperforming assets. Nonperforming assets at September 30, 1996 decreased by $862,000 from the second quarter of 1996, and represented 1.34% of total assets at that date. The following table sets forth the composition of nonperforming assets at the dates indicated:

                                                                SEPT. 30,   JUNE 30,   MAR. 31,   DEC. 31,   SEPT. 30,
 (Dollars in Thousands)                                           1996       1996       1996       1995        1995
                                                                  ----       ----       ----       ----        ----
 Nonaccrual loans . . . . . . . . . . . . . . . . . . . . . . .  $21,028    $22,623    $18,698    $14,841    $15,047
 Real estate acquired in settlement of loans ("REO"). . . . . .    7,867      7,134      7,107      6,236      5.551
                                                                 -------    -------    -------    -------    -------
      Nonperforming assets. . . . . . . . . . . . . . . . . . .  $28,895    $29,757    $25,805    $21,077    $20,598
                                                                 =======    =======    =======    =======    =======
 Total nonperforming assets as a % of total assets. . . . . . .     1.34%      1.39%      1.22%      0.98%      0.97%
 Nonaccrual loans as a % of total loans held for investment . .     1.49%      1.57%      1.25%      0.99%      0.99%


      Loans are placed on nonaccrual status when, in the opinion of management, the full and timely collection of principal or interest is in doubt. As a general rule, the accrual of interest is discontinued when principal or interest payments become 90 days past due. However, in certain instances, the Company may place a particular loan on nonaccrual status earlier than the 90 days past due standard, depending upon the individual circumstances surrounding
the loan's delinquency.    In recent quarters, the Company has initiated
foreclosure proceedings on commercial real estate and multifamily residential loans relatively early--before such loans become 60 days past due and--has placed such loans on nonaccrual status at that time. By accelerating the foreclosure process, the Company hopes to stimulate those borrowers who have the capability to keep their loans current to do so immediately. In addition, if a borrower is unable to make timely payments, beginning foreclosure proceedings at an earlier date reduces the amount of time before the Company can acquire title to the property.

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


      The following table sets forth the Company's nonperforming asset activity for the three- and nine-month periods ended September 30, 1996:

                                                    THREE MONTHS                        NINE MONTHS
                                               -----------------------          --------------------------
        (In Thousands)                         NONACCRUAL                       NONACCRUAL
                                                 LOANS           REO              LOANS             REO
                                                 -----           ---              -----             ---
     Balance, beginning of period  . . . .      $22,623        $7,134            $14,841          $6,236
     New Nonaccruing Loans:
        Single family (1) . . . . . . . .         4,964            --             12,000              --
        Income property . . . . . . . . .         1,367            --             10,920              --
        Small business  . . . . . . . . .         1,342            --              3,787              --
        Consumer  . . . . . . . . . . . .            (3)           --                 (3)             --
     Foreclosures:
        Single family . . . . . . . . . .        (4,954)        3,813            (10,517)          8,177
        Income property . . . . . . . . .        (2,363)        1,589             (5,314)          3,395
        Small business  . . . . . . . . .          (367)           --             (1,030)             52
     Loans Brought Current:
        Income property . . . . . . . . .        (1,275)           --             (3,321)             --
        Small business  . . . . . . . . .          (306)           --               (306)             --
        Consumer  . . . . . . . . . . . .            --            --                (29)             --
     Sales of REO:
        Single family . . . . . . . . . .            --        (2,138)                --          (6,497)
        Income property . . . . . . . . .            --        (2,147)                --          (3,060)
        Small business  . . . . . . . . .            --            --                 --             (52)
     Other:
        Single family . . . . . . . . . .            --          (377)                --            (377)
        Income property . . . . . . . . .            --            (7)                --              (7)
                                                -------        ------            -------           ------
              Net change during the
                period. . . . . . . . . .        (1,595)          733              6,187            1,631
                                                -------        ------            -------           ------
     BALANCE, AT SEPTEMBER 30, 1996  . . .      $21,028        $7,867            $21,028           $7,867
                                                =======        ======            =======           ======

____________________

(1) New nonaccruing single family loans have been reduced by single family loans that were brought current during the quarter.

      The Company experienced an $862,000 decrease in nonperforming assets during the third quarter of 1996, consisting primarily of a decrease of $2.3 million in nonaccrual income property and a $1.3 million increase in single family REO. At September 30, 1996, the nonperforming asset ratio decreased by 5 basis points from the beginning of the quarter, of which 4 basis points was due to lesser amounts of nonperforming assets and 1 basis point was due to the growth in total assets.

      Impaired Loans. A loan is impaired, under the provisions of Statement of Financial Accounting Standards Number 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"), when, based on current information and events, it is probable that a creditor will be unable to collect all amounts
due according to the contractual terms of the loan agreement.   SFAS No. 114
requires that an impaired loan be measured based on the present value of the expected future cash flows, discounted at the loan's effective interest rate, or the loan's observable market value or the fair value of the collateral (if
the loan is collateral dependent).   The Company measures impairment based on
the fair value of the collateral if the Company determines that foreclosure is
probable.   If the measure of the impaired loan is less than the Company's recorded investment in the loan, the impairment is recognized by creating a specific valuation allowance. After the initial measurement of impairment, if there is a significant increase or decrease in the amount or timing of an impaired loan's expected future cash flows, or if actual cash flows are significantly different from the cash flows previously projected, or if the fair value of the collateral fluctuates materially, the Company recalculates the impairment and adjusts the specific valuation allowance.

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


      The following table sets forth information with respect to impaired loans at the dates indicated:

                                              SEPTEMBER 30, 1996                 DECEMBER 31, 1995
                                       --------------------------------   ---------------------------------
                                                  SPECIFIC       NET                  SPECIFIC       NET
                                         LOAN       LOSS      RECORDED      LOAN        LOSS      RECORDED
(In Thousands)                         BALANCES  ALLOWANCES  INVESTMENT   BALANCES   ALLOWANCES  INVESTMENT
                                       --------  ----------  ----------   --------   ----------  ----------
Nonaccrual loans:
 Requiring specific loss allowances .    $6,014    $1,851      $4,163       $3,152       $801      $2,351
  Not requiring specific loss
   allowances . . . . . . . . . . . .     1,917         -       1,917          162          -         162

Restructured loans:
 Requiring specific loss allowances .     5,102       930       4,172        6,981      1,753       5,228

Other loans:
 Requiring specific loss allowances       3,971       952       3,019        2,298        794       1,504
  Not requiring specific loss
    allowances  . . . . . . . . . . .       984         -         984          872          -         872
                                        -------    ------     -------      -------     ------     -------
     Total  . . . . . . . . . . . . .   $17,988    $3,733     $14,255      $13,465     $3,348     $10,117
                                        =======    ======     =======      =======     ======     =======

         For the three months ended September 30, 1996, the average net recorded investment in impaired loans was $14.6 million and the interest income
recognized totaled $399,000.   In the corresponding period in the previous
year, the average net recorded investment in impaired loans was $6.4 million and the interest income recognized totaled $116,000.

Allowance for Loan Losses. The Company maintains specific valuation allowances related to individually significant loans as well as a general valuation allowance. The general valuation allowance for loan losses is an amount that management believes will be adequate to absorb losses on existing loans that may become uncollectible in the future, based upon information currently available to management, management's judgements as to the collectibility of loans and prior loan loss experience. The determination of the appropriate amount and allocation of the general allowance for loan losses is based upon an analysis of the loan portfolio. The analysis is based upon such factors as prior loan loss experience, economic conditions affecting the real estate market, regulatory considerations, and other factors which management believes deserve consideration. While management believes that it uses the best information available to determine the appropriate amount of loan loss provisions, including loss migration analysis, future adjustments to the allowance for loan losses may be necessary and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the determinations. An analysis of the activity in the allowance for loan losses follows:

                                               THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                         ---------------------------         ---------------------------
(Dollars in Thousands)                     1996               1995             1996               1995
                                         --------           --------         --------           --------
Balance, beginning of period  . . . . .  $ 14,944           $ 13,101         $ 12,789           $ 12,529
Provision for loan losses . . . . . . .     1,500              1,000            6,549              1,900
Acquisition . . . . . . . . . . . . . .         -                  -                -                500
Recoveries  . . . . . . . . . . . . . .       560                304            1,066              1,178
Charge-offs . . . . . . . . . . . . . .    (2,614)            (1,001)          (6,014)            (2,703)
                                         --------           --------         --------           --------
Balance, end of period  . . . . . . . .  $ 14,390           $ 13,404         $ 14,390           $ 13,404
                                         ========           ========         ========           ========

Ratio of allowance for loan losses to total loans
  held for investment at end of period  . . . . .                                1.01%              0.89%

Ratio of allowance for loan losses to nonaccrual
  loans at end of period  . . . . . . . . . . . .                                68.4%              89.1%

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


The following table sets forth the Company's net charge-offs by loan types for the periods indicated:

                                         THREE MONTHS ENDED                NINE MONTHS ENDED
                                            SEPTEMBER 30,                     SEPTEMBER 30,
                                       ----------------------            ----------------------
(In Thousands)                           1996          1995                1996          1995
                                       --------      --------            --------      --------
Single family . . . . . . . . . . .     $1,243          $426               $3,031         $1,395
Income property . . . . . . . . . .        740           274                1,729             93
Small business  . . . . . . . . . .         67             -                  187              -
Other . . . . . . . . . . . . . . .          4           (3)                    1             37
                                        ------          ----               ------         ------
     Total  . . . . . . . . . . . .     $2,054          $697               $4,948         $1,525
                                        ======          ====               ======         ======


CAPITAL RESOURCES AND LIQUIDITY

The primary sources of liquidity for the Company include:

o  scheduled principal payments and unscheduled prepayments of loans and MBS;
o  proceeds from sales of investments, MBS and loans held for sale;
o  cash flows generated from operations; and
o proceeds from increases in customer deposits, FHLB advances and short-term borrowings.

         Principal payments on loans and MBS were $62.3 million and $51.7 million for the three months ended September 30, 1996 and 1995, respectively, and $205.8 million and $135.1 million for the nine months ended September 30, 1996 and 1995, respectively. Proceeds from the sales of loans were $219,000 and $9.3 million for the third quarters of 1996 and 1995, respectively, and $4.5 million and $22.9 million for the nine months ended September 30, 1996 and 1995, respectively.

         Sales of investments and MBS totaled $100.3 million and $3.0 million for the third quarters of 1996 and 1995, respectively, and $222.5 million and $48.2 million for the nine months ended September 30, 1996 and 1995, respectively. Generally, the proceeds from the sale of investments and MBS were reinvested in loans or MBS.

         Customer deposits decreased by $31.9 million in the three months ended September 30, 1996, compared to a net increase of $48.7 million in the third quarter of 1995. For the nine months ended September 30, 1996 and 1995, customer deposits decreased by $21.7 million and by $181.5 million, respectively.

         Savings banks must, by regulation, maintain liquidity of 5% of deposits and short-term borrowings. Liquidity is measured by cash and certain investments which are not committed, pledged, or required to liquidate specific liabilities. The Company's average liquidity ratios for September 30, 1996 and 1995 were 5.2% and 5.9%, respectively.

RESULTS OF OPERATIONS

Comparisons of the Three Months and Nine Months Ended September 30, 1996 and
1995

         The Company's net earnings for the three months ended September 30, 1996 and 1995 were $1.3 million and $2.0 million, respectively. Earnings per share on a primary earnings per share basis were $.24 and $.39 for the same periods, respectively. For the nine months ended September 30, 1996 and 1995, the Company recorded net earnings of $8.6 million and $4.9 million, respectively, for primary earnings per share of $1.66 and $.98. Net earnings in the three- and nine-month periods ended September 30, 1996 included a $9.1 million charge ($5.25 million, net of taxes) for the recapitalization of the SAIF and a $3.4 million reduction in the deferred tax asset valuation allowance and income tax liability of the Company, representing a charge of $1.01 per share and a benefit of $.64 per share, respectively. In addition, a non-recurring $2.6 million after-tax gain from the sale of an office building was recorded in the first quarter of 1996.

         In the third quarter of 1996, compared to 1995, the Company's core earnings (which excludes gains and losses on securities sales, real estate operations and non-recurring adjustments but includes the aforementioned additional provision for loan losses) increased by 71.5% due to an increase in net interest income that exceeded increases in operating expenses and provisions for loan losses.

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


         Net Interest Margin. The following table sets forth average interest rates on the Company's interest earning assets and interest bearing liabilities, on a fully tax equivalent basis, at the end of and for the following periods:

                                              SEPTEMBER 30, 1996                    SEPTEMBER 30, 1995
                                        -------------------------------       ------------------------------
                                                     NINE                                  NINE
                                        QUARTER      MONTH      END OF        QUARTER      MONTH      END OF
                                        AVERAGE     AVERAGE     QUARTER       AVERAGE     AVERAGE    QUARTER
                                        -------     -------     -------       -------     -------    -------
 YIELD ON INTEREST EARNING ASSETS:
 Loans . . . . . . . . . . . . .         7.83%       7.81%       7.83%         7.46%       7.08%      7.62%
 Mortgage-backed securities  . . .       7.27%       7.28%       7.13%         7.08%       7.00%      7.05%
 Other . . . . . . . . . . . . . .       7.22%       7.00%       6.44%         6.99%       7.01%      6.99%
                                         -----       -----       -----         -----       -----      -----
   Yield on interest earning assets      7.68%       7.66%       7.59%         7.36%       7.06%      7.49%
                                         -----       -----       -----         -----       -----      -----

 COST OF INTEREST BEARING
 LIABILITIES:

 Customer Deposits . . . . . . . .       5.06%       5.09%       5.02%         5.14%       4.85%      5.26%
 Borrowings  . . . . . . . . . . .       5.77%       5.84%       5.68%         6.01%       5.91%      5.96%
                                         -----       -----       -----         -----       -----      -----
   Cost of interest bearing
     liabilities . . . . . . . . .       5.22%       5.26%       5.18%         5.35%       5.10%      5.44%
                                         -----       -----       -----         -----       -----      -----
   Interest rate spread  . . . . .       2.46%       2.40%       2.41%         2.01%       1.96%      2.05%
                                         =====       =====       =====         =====       =====      =====
   Net interest margin . . . . . .       2.64%       2.58%       2.55%         2.11%       2.05%      2.14%
                                         =====       =====       =====         =====       =====      =====

         The five basis point decline in the net interest margin for the third quarter of 1996, compared to the prior quarter, was primarily due to the cost of interest rate caps that the Company purchased in June 1996, pursuant to its interest rate risk management.

Rate/Volume. Net interest income before loss provisions in the third quarter of 1996 totaled $13.2 million, compared to $9.6 million in the corresponding period in 1995. The rate- and volume-related increases in net interest income in the third quarter of 1996, compared to the corresponding period in 1995, totaled $2.2 million and $1.3 million, respectively, and were comprised of the following:

 (In Thousands)                                                   Increase (Decrease) Attributable To:
                                                                  ------------------------------------
 INTEREST INCOME ON INTEREST EARNING ASSETS:                       Rate          Volume          Net
                                                                   ----          ------          ---
 Loans . . . . . . . . . . . . . . . . . . . . . . . . . . .      $1,405           $916         $2,321
 MBS . . . . . . . . . . . . . . . . . . . . . . . . . . . .         163          1,485          1,648
 Investment securities . . . . . . . . . . . . . . . . . . .         142           (162)           (20)
                                                                  ------         ------         ------
   Total interest income on interest earning assets  . . . .       1,710          2,239          3,949
                                                                  ------         ------         ------
 INTEREST EXPENSE ON INTEREST BEARING LIABILITIES:
 Customer deposit accounts . . . . . . . . . . . . . . . . .        (309)         1,091            782
 Borrowings  . . . . . . . . . . . . . . . . . . . . . . . .        (198)          (184)          (382)
                                                                  ------         ------         ------
   Total interest expense on interest bearing liabilities  .        (507)           907            400
                                                                  ------         ------         ------
 Net interest income . . . . . . . . . . . . . . . . . . . .      $2,217         $1,332         $3,549
                                                                  ======         ======         ======

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


         Net interest income before loss provisions for the first nine months of 1996 totaled $38.8 million, compared to $27.5 million in the corresponding period in 1995. The rate- and volume-related increases in net interest income in the first nine months of 1996, compared to the corresponding period in 1995, totaled $6.5 million and $4.8 million, respectively, and were comprised of the following:

 (In Thousands)                                                   Increase (Decrease) Attributable To:
                                                                  ------------------------------------
 INTEREST INCOME ON INTEREST EARNING ASSETS:                        Rate         Volume         Net
                                                                    ----         ------         ---
 Loans . . . . . . . . . . . . . . . . . . . . . . . . . . .      $8,117         $8,019       $16,136
 MBS . . . . . . . . . . . . . . . . . . . . . . . . . . . .         723          2,381         3,104
 Investment securities . . . . . . . . . . . . . . . . . . .         241          (173)            68
                                                                   -----         ------        ------
   Total interest income on interest earning assets  . . . .       9,081         10,227        19,308
                                                                   -----         ------        ------

 INTEREST EXPENSE ON INTEREST BEARING LIABILITIES:
 Customer deposit accounts . . . . . . . . . . . . . . . . .       2,648          5,844         8,492
 Borrowings  . . . . . . . . . . . . . . . . . . . . . . . .         (45)          (379)         (424)
                                                                   -----          -----         -----
   Total interest expense on interest bearing liabilities  .       2,603          5,465         8,068
                                                                   -----          -----         -----
 Net interest income . . . . . . . . . . . . . . . . . . . .      $6,478         $4,762       $11,240
                                                                  ======         ======       =======

         Interest and Dividend Income. Interest and dividend income in the third quarter of 1996 totaled $39.6 million, representing a 11% increase from the corresponding period in 1995. For the nine months ended September 30, 1996, interest and dividend income totaled $117.5 million, which was 20% greater than in the corresponding period in 1995. For both the three- and nine- month periods ended September 30, 1996, the Company's average interest earning assets were greater than in the comparative periods in 1995, such that interest and dividend income was higher in 1996 than in the corresponding periods in 1995 by $2.2 million and $10.2 million, respectively. Average yields on interest earning assets were higher in 1996, compared to 1995, resulting in $1.7 million and $9.1 million increases in interest and dividend income in the three- and nine-month periods ended September 30, 1996, respectively.

         While greater interest earning balances led to increases in interest income in both the three- and nine-month periods ended September 30, 1996, compared to the corresponding periods in 1995, asset growth during 1996 has been limited. In the absence of an acquisition or loan purchase that would materially increase interest earning assets, management does not expect future periods to generate volume-related increases of the same magnitude that it has
in recent quarters.   In addition, management believes the vast majority of
adjustable-rate mortgage loans are fully-indexed at the present time. If market interest rates remain stable, the principal influence on the yield on interest earning assets is expected to be the mix of interest earning assets. Barring an acquisition or loan purchase that would materially alter the mix, management does not expect future periods to reflect rate-related increases in interest income to the same extent as past periods.

         Interest Expense. Total interest expense increased by $400,000 in the third quarter of 1996, compared to the third quarter of 1995. For the quarter, the average cost of interest bearing liabilities decreased 13 basis points to 5.22%, compared to the corresponding quarter in 1995, resulting in a rate-related decrease in interest expense of $507,000. During the third quarter of 1996, the Company's average interest bearing liabilities were approximately 4.3% greater than in the same period in 1995, resulting in increased interest expense of $906,000. For the nine months ended September 30, 1996, interest expense totaled $78.7 million, compared to $70.6 million for the corresponding period in 1995. During the comparative nine-month periods, the average cost of interest bearing liabilities was higher in 1996 than in 1995, resulting in a rate-related increase to interest expense of $2.6 million. Average interest bearing liabilities were greater in the first nine months of 1996 than in 1995, increasing interest expense by $5.5 million.

         Provisions for Loan Losses. In the third quarter of 1996, the Company recorded $1.5 million of provisions for loan losses, compared to $1.0 million in the third quarter of 1995. For the nine months ended September 30, 1996, the Company recorded $6.5 million of provisions for loan losses, compared to $1.9 million in 1995. Aside from a $1.8 million provision for loan losses recorded in the first quarter of 1996 at the recommendation of the Company's regulators (in connection with the purchase of SBA loans for which the Company had secured credit- enhancements), quarterly loan loss provisions in 1996 have been greater than in 1995 due to increases in delinquent and nonaccrual loans and higher levels of net charge-offs. Management cannot forecast or predict the amounts of loan loss provisions it may record in future periods.

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


         Non-Interest Income. Total non-interest income in the third quarter of 1996 decreased by $542,000 from the comparative period in 1995. For the nine months ended September 30, 1996, total non-interest income increased by $5.4 million over 1995, principally due to a $4.5 million nonrecurring gain from the sale of an office building in the first quarter of 1996. The gain is reflected in income from real estate operations.

         One of the Company's objectives has been to enhance its fee-based activities. The following table indicates the fee income derived from the Company's principal fee-based activities for the periods presented:

                                                       FOR THE THREE MONTHS          FOR THE NINE MONTHS
                                                       ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                                       --------------------          -------------------
(In Thousands)                                          1996          1995            1996         1995
                                                       ------        ------          ------       ------
Loan servicing activities . . . . . . . . . . . .        $931        $1,275          $2,960       $2,632
Customer deposit fees . . . . . . . . . . . . . .         491           477           1,465        1,382
Commissions from sales of uninsured investments .         472           228           1,390          942
                                                       ------        ------          ------       ------
     Total  . . . . . . . . . . . . . . . . . . .      $1,894        $1,980          $5,815       $4,956
                                                       ======        ======          ======       ======


         During the third quarter of 1996, total earnings from fee-based activities decreased slightly from the corresponding quarter in 1995. Loan servicing fees decreased by $344,000 primarily due to shrinkage in the portfolio of loans serviced for other investors and an adjustment to servicing
premium amortization.   The Company has not been selling loans in recent
periods, resulting in the servicing portfolio decline. For the third quarter of 1996, commission income increased by $244,000, or by 107%, compared to the corresponding quarter in 1995, due to higher sales volume. For the first nine months of 1996, commission income increased by 48% compared to the first nine months of 1995.

         In the first nine months of 1996, the Company recorded net gains from sales of investment securities and MBS totaling $880,000, compared to $76,000 for the corresponding period in 1995. For the three month periods ended September 30, 1996 and 1995, the Company recorded net losses of $112,000 and net gains of $14,000, respectively. The increase in gains from sales of securities in 1996, on a year-to-date basis, was largely due to execution of the Company's interest rate risk reduction strategy during the first half of 1996 which, among other actions, led to sales of securities with longer maturities and reinvestment in securities with shorter maturities.

         At the present time, the Company's real estate operations consist primarily of the management and disposition of REO. In past periods, real estate operations included the net operating income from real estate investments (including a large commercial office building that once served as a corporate headquarters). In recent years, the Company has largely disposed of its real estate investments. The following table sets forth the significant components of income or loss from real estate operations for the periods indicated:

                                                     Three Months Ended                Nine Months Ended
                                                        September 30:                    September 30:
                                                     ------------------                -----------------
 (In Thousands)                                       1996        1995                  1996       1995
                                                     ------      ------                ------     ------
 REO:
  Losses on sale of REO  . . . . . . . . . .          ($16)       ($47)                 ($67)       ($7)
  Holding period costs . . . . . . . . . . .          (121)        (94)                 (513)      (458)
  Holding period writedowns  . . . . . . . .          (317)          0                  (358)       (64)
 Real Estate Held for Sale:
 Gain (Loss) on sale of real estate  . . . .            (7)          -                 4,505          -
 Net operating income (loss) . . . . . . . .           (41)         21                   (77)       121
 All other, net  . . . . . . . . . . . . . .            76         (39)                 (111)       (98)
                                                     -----       -----                ------      -----

   Income (Loss) from real estate operations         ($426)      ($159)               $3,379      ($506)
                                                     =====       =====                ======      =====

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


         Operating Expenses. The Company's operating expenses for the three- and nine-month periods ended September 30, 1996 were $17.7 million and $35.0 million, respectively. Both periods included a $9.1 million accrual for the SAIF recapitalization assessment to be paid during the fourth quarter of 1996. Excluding this non-recurring item, the Company's operating expenses for the third quarter of 1996 were $8.6 million, representing an 8.4% increase from the corresponding period in 1995, primarily due to changes in the Company's operating structure as a result of acquisition and sales activities in 1995.
As a percentage of average assets, annualized operating expenses in the third quarters of 1996 and 1995 were 1.60% (excluding the SAIF assessment) and 1.54%, respectively. For the first nine months of 1996, total operating expenses were $25.9 million (excluding the SAIF assessment), representing a 7.0% increase from the corresponding period in 1995. The operating expense ratios for the nine-month periods ended September 30, 1996 and 1995 were 1.62% (excluding the SAIF assessment) and 1.64%, respectively.

         The following tables set forth the increases and decreases in the components of operating expenses in the third quarter and first nine months of 1996, compared to the corresponding periods in 1995:

                                               INCREASE (DECREASE) IN QUARTER DUE TO:
                           -----------------------------------------------------------------------------
                            THIRD          RETAIL              GOVT.                                         THIRD
(In Thousands)             QUARTER         OFFICE             FUNDING                              NET      QUARTER
                             1995      RESTRUCTURINGS(1)    DIVISION(2)   LENDING(3)   OTHER      CHANGE      1996
                           -------     -----------------   -----------   ----------    -----      ------      ----
Compensation  . . . . . .    $3,888        $  2               $(66)        $(289)     $  232     $ (121)    $ 3,767
Net occupancy . . . . . .     1,271          97                 77           (34)        159        299       1,570
Deposit insurance . . . .       789          30                  -             -          85        115         904
Data and check processing       425          20                  5           (15)        (52)       (42)        383
Advertising . . . . . . .       168           -                  -             -         150        150         318
Intangible amortization .       (12)          -                  -             -          29         29          17
SAIF Assessment(4) . . .          -           -                  -             -       9,106      9,106       9,106
Other operating . . . . .     1,375          70                 70           (81)        173        232       1,607
                             ------        ----               ----         -----      ------     ------     -------
  Total . . . . . . . . .    $7,904        $219               $ 86         $(419)     $9,882     $9,768     $17,672
                             ======        ====               ====         =====      ======     ======     =======

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


                                      INCREASE (DECREASE) IN THE FIRST NINE MONTHS OF YEAR DUE TO:
                            ------------------------------------------------------------------------------
                            FIRST NINE       RETAIL            GOVT.                                        FIRST NINE
(In Thousands)              MONTHS OF        OFFICE           FUNDING                               NET      MONTHS OF
                              1995      RESTRUCTURINGS(1)   DIVISION(2)   LENDING(3)     OTHER      CHANGE      1996
                            ----------  -----------------   -----------   ----------     -----      ------      ----
Compensation  . . . . . .   $12,296          $(11)           $  407        $(1,441)    $   801     $  (244)    $12,052
Net occupancy . . . . . .     3,814           300               220            (58)        355         817       4,631
Deposit insurance . . . .     2,287           101                 -              -         263         364       2,651
Data and check processing     1,295            70                15            (47)       (154)       (116)      1,179
Advertising . . . . . . .       643             -                 -              -           7           7         650
Intangible amortization .       (64)            -                 -              -         117         117          53
SAIF Assessment(4)  . . .        -              -                 -              -       9,106       9,106       9,106
Other operating . . . . .     3,914           154               406           (263)        456         753       4,667
                            -------          ----            ------        -------     -------     -------     -------
  Total . . . . . . . . .   $24,185          $614            $1,048        $(1,809)    $10,951     $10,804     $34,989
                            =======          ====            ======        =======     =======     =======     =======

-------------------------------
(1) Retail Office Restructurings - in November 1995, the Company completed a deposit and branch swap with another financial institution. The result of the transaction was a net increase in deposits of $60.1 million and two fewer branches.

(2) The Company established the Government Funding Division of the Bank following the purchase of assets and operations of GFC in late June
         1995.   As a result, the first nine months of 1995 includes only
         limited operating expenses for the division.

(3) Lending - During the second half of 1995, the Company downsized its single family, wholesale-based lending operations to reflect unfavorable market conditions.

(4) SAIF Assessment - During the third quarter of 1996, the Company accrued its expected contribution to the SAIF, as part of a governmental plan to recapitalize the fund. This is a one time only assessment.

         Compensation and employee benefits expense decreased by $121,000 and $244,000 for the three- and nine-months ended September 30, 1996, respectively, compared to the corresponding periods in 1995. Included in the reductions for the comparative three- and nine-month periods were $289,000 and $1.4 million of decreases in compensation in the Company's mortgage lending division as a result
of the discontinuation of single family, wholesale-based lending.   Partially
offsetting the benefit of lower single family lending division compensation was a $407,000 increase in compensation expense in the Government Funding division for the first nine months of 1996, which expanded the Company's Small business lending operations materially following the June 1995 acquisition of GFC.

         Occupancy expense increased by $299,000 and $817,000 in the three- and nine-month periods ended September 30, 1996, compared to the same periods in 1995, respectively. In 1996, the Company began to depreciate a new teller platform system installed in the latter part of 1995. Depreciation on the platform system accounted for the majority of the $166,000 and $521,000 increases in computer depreciation expense in the three-month and nine-month periods ended September 30, 1996, compared to the corresponding periods in 1995.

         CenFed Bank is a "well capitalized" financial institution, as defined by federal regulations, and, accordingly, is assessed the lowest deposit insurance rate available for institutions insured by the SAIF. Deposit insurance expense (excluding the SAIF recapitalization assessment) in the third quarter of 1996 increased by $115,000 from the third quarter of 1995 and by $364,000 in the first nine months of 1996, compared to the same period in 1995, due to the growth in savings deposits. The Company's cost of deposit insurance will decrease from its current level of 23 cents per $100 of insured deposits to approximately 6.4 cents per $100 of insured deposits beginning in 1997.

         Other operating expenses in the three- and nine-month periods ended September 30, 1996 increased by $232,000 and $753,000, respectively, over the
corresponding periods in 1995.   Most of the change can be attributed to
incremental operating expenses associated with the Government Funding Division and to cost savings stemming from the downsizing of single family lending operations, as noted in the above tables.

         Income Taxes. For the three- and nine-month periods ended September 30, 1996, the Company recorded income tax benefits of $5.8 million and $1.4 million, respectively. As part of its ongoing analysis of its deferred taxes and after the finalization of its 1995 tax returns, the Company determined that a $1.9 million valuation allowance on its deferred tax asset and $1.5 million
of taxes on certain deferred items were no longer needed.   After excluding the

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


effect of the $3.4 million adjustment to deferred taxes, the Company's effective tax rates were 54.2% and 27.8% for the third quarters of 1996 and 1995, respectively, and 26.2% and 23.3% for the nine months ended September 30, 1996 and 1995, respectively.

         Extraordinary Item. During the first quarter of 1996, the Company repaid an $8.2 million, 8.9% fixed rate borrowing before its scheduled maturity. As a result, the Company incurred a prepayment penalty of $364,000, net of taxes of $267,000.

RECENT DEVELOPMENTS

         Both houses of Congress recently passed legislation, which the President signed into law, that repeals the tax rules formerly applicable to bad debt reserves of thrift institutions for taxable years beginning after December 31, 1995. Pursuant to the legislation, the Bank is required to change its tax method of accounting for bad debts from the reserve method formerly permitted under section 593 of the Internal Revenue Code (the "Code") to the "specific charge-off" method. Under the specific charge-off method, tax deductions may be taken for bad debts only as and to the extent that the loans
become wholly or partially worthless.   The Bank has a $23 million tax bad debt
reserve that was accumulated under the 593 provisions that, under the new law, is subject to recapture in whole or in part in future years upon the occurrence of certain events such as a distribution to shareholders in excess of the Bank's current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Bank. The Bank does not intend to make distributions to its shareholders that would result in recapture of any portion of its bad debt reserves.

REGULATORY CAPITAL

         Capital regulations of the Office of Thrift Supervision ("OTS") establish three capital requirements: a "leverage limit" (also referred to as the "core capital requirement"), a "tangible capital requirement" and a "risk-based capital requirement." The capital standards contained in the capital regulations are required by statute to be no less stringent than the capital standards applicable to national banks. In addition to the general standards, the OTS may establish, on a case-by-case basis, individual minimum capital requirements for a savings institution which vary from the requirements that would otherwise apply under the capital regulations.

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

         The core capital requirement currently requires a savings institution to maintain "core capital" of not less than 3% of adjusted total assets.
"Core capital" includes common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and any related surplus and minority interests in the equity accounts of fully consolidated subsidiaries. The amount of an institution's core capital is, in general, calculated in accordance with generally accepted accounting principles ("GAAP"), but with certain exceptions. Among other exceptions, adjustments to an institution's GAAP equity accounts that are required pursuant to FASB 115 to reflect changes in the market value of certain securities held by the institution that are categorized as "available-for-sale" are not included in the calculation of core capital for regulatory capital purposes. Intangible assets (with certain exceptions and limitations, including mortgage servicing rights, qualifying supervisory goodwill and certain grand fathered core deposit premiums, all of which may be included on a limited basis) must be deducted from core capital.
A core deposit premium is a type of intangible asset relating to purchased deposit operations. At September 30, 1996, the Bank's core capital included $2.0 million of core deposit premiums.

         A savings institution is required to maintain "tangible capital" in an amount not less than 1.5 % of adjusted total assets, which is the minimum limit permitted by FIRREA. "Tangible capital" is defined for this purpose to mean core capital less any intangible assets (including supervisory goodwill), plus purchased mortgage servicing rights, subject to certain limitations.

         The risk-based capital requirements, among other things, provide that the capital ratio applicable to various classes of assets are to be adjusted to reflect the degree of risk associated with such classes of assets. In addition, the asset base for computing a savings institution's capital requirement includes off-balance sheet items, such as assets sold with recourse. Generally, the Capital Regulations require savings institutions to maintain "total capital" equal to 8.00%

                          CENFED FINANCIAL CORPORATION
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


of risk-weighted assets. "Total capital" for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limitations, loan and lease general valuation allowances. Such general valuation allowances can generally be included up to 1.25% of risk-weighted assets. At September 30, 1996, $10.1 million of the Bank's general valuation allowance was included in supplementary capital. A savings institution's supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution's core capital.

         Under the risk-based capital requirements, equity investments (including certain direct investments in real estate) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and certain other items are excluded from capital.

         The Bank was in compliance with all regulatory capital requirements in effect at September 30, 1996. The following table reflects the required capital ratios and the actual capital ratios of the Bank at September 30, 1996 (on a fully phased-in basis):

                                                    Actual        Required            Excess
                                                    ------        --------            ------
At September 30, 1996:
  Tangible capital to adjusted total assets . . . .  5.55%           1.50%             4.05%
  Core capital to adjusted total assets . . . . . .  5.64%           3.00%             2.64%
  Total capital to risk-weighted assets . . . . . . 11.35%           8.00%             3.35%

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



CENFED FINANCIAL CORPORATION

Date: November 14, 1996                By: /s/  Steven P. Neiffer
                                       --------------------------------------
                                       Steven P. Neiffer
                                       Vice President & Controller
                                       (Principal Accounting Officer)

                                 EXHIBIT INDEX

                                                                                             Sequentially
                                                                                               Numbered
Exhibit          Description                                                                     Page
-------          -----------                                                                 ------------
11.1             Computation of Earnings Per Share