Form 10-K405
period 1996-12-31
CENFED FINANCIAL CORP
filed 1997-03-31
CIK 873459

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                            ------------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 0-19491

                          CENFED FINANCIAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                       95-4314853
        (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER IDENTIFICATION NO.)
         INCORPORATION OR ORGANIZATION)
  199 NORTH LAKE AVENUE, PASADENA, CALIFORNIA                        91101
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the closing price of such stock as of the close of trading on March 21, 1997 was $165,111,000.

     As of March 21, 1997, 5,235,667 shares of the Registrant's Common Stock, $.01 par value per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with Registrant's annual meeting of stockholders to be held on May 28, 1997 are incorporated by reference into Part III of this Form 10-K.
================================================================================

                          CENFED FINANCIAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                               TABLE OF CONTENTS

                                                                                         PAGE
                                                                                         ----
PART I
ITEM 1.    Business..................................................................      1
ITEM 2.    Properties................................................................     35
ITEM 3.    Legal Proceedings.........................................................     36
ITEM 4.    Submission of Matters to a Vote of Security Holders.......................     37
PART II
ITEM 5.    Market for the Registrant's Common Equity and Related Stockholder
             Matters.................................................................     37
ITEM 6.    Selected Financial Data...................................................     39
ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of
             Operations..............................................................     40
ITEM 8.    Financial Statements and Supplementary Data...............................     63
ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure..............................................................     63
PART III
ITEM 10.   Directors and Executive Officers of the Registrant........................     63
ITEM 11.   Executive Compensation....................................................     63
ITEM 12.   Security Ownership of Certain Beneficial Owners and Management............     63
ITEM 13.   Certain Relationships and Related Transactions............................     63
PART IV
ITEM 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K...........     63

ITEM 1.  BUSINESS

GENERAL

     CENFED Financial Corporation ("CENFED" or the "Company") was organized in 1991 to become the holding company for Century Federal Savings and Loan Association (the "Association") in connection with the Association's conversion from mutual to stock form. As used herein, the "Company" means CENFED and its subsidiaries and includes the Association as the predecessor of CENFED. On April 1, 1992, the Association changed its name to CenFed Bank, A Federal Savings Bank (the "Bank") and its charter was changed to that of a federally chartered savings bank. As used herein, the "Bank" includes the activities of the Association prior to the name change.

     The Bank was organized as a California licensed state savings and loan association in 1927, converted to a federally chartered mutual savings and loan association in 1936 and merged with Pasadena Federal Savings and Loan Association, which was also a mutual institution, in 1983. On July 15, 1994, the Company purchased United California Savings Bank ("UCSB"), an Orange County-based savings institution dating back to 1921, for a combination of CENFED common stock and cash. The acquisition of UCSB increased the Company's presence in Orange County, provided entrance into Riverside County and significantly increased the Company's retail deposit accounts so that the Company was then able to sell four branches that were not economically viable in the long term and, in the process, exit the Central California market. The Company currently expects to continue to pursue such transactions in the future, market conditions permitting. The Company conducts business through 18 branch offices located in Los Angeles, Orange, Riverside and San Bernardino Counties in Southern California. At December 31, 1996, the Company had total assets of $2.2 billion, deposits of $1.6 billion and stockholders' equity of $113.8 million.

     CENFED is a savings and loan holding company and as such is subject to examination and regulation by the Office of Thrift Supervision (the "OTS"). The deposits of the Bank are insured by the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is regulated by the Director of the OTS (the "OTS Director") and the FDIC. The Bank is a member of the Federal Home Loan Bank ("FHLB") of San Francisco, which is one of the twelve regional banks comprising the Federal Home Loan Bank System. The Bank is also subject to certain regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") with respect to reserves required to be maintained against deposits and certain other matters.

     The Company is primarily engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and equity capital, to originate and purchase real estate loans, small business loans and mortgage-backed securities ("MBSs"), such as those issued or guaranteed by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA") and other financial institutions and intermediaries. Prior to 1996, the Company's primary emphasis was on single family lending. The Company greatly reduced its single family lending presence in early 1996 by closing its wholesale-based lending operations because the rates at which such loans could be originated and the cost of acquiring such loans did not generate sufficient income to support the Company's cost of capital. At the end of 1996, the Company discontinued its retail-based single family lending operations for similar reasons and due to insufficient volumes of new loans to justify the Company's investment in its minimal lending presence.

     The Company's results of operations are dependent primarily upon net interest income, which is the difference between interest income from interest earning assets and interest expense on interest bearing liabilities. Results of operations are also influenced by non-interest income derived from loan servicing fees, customer deposit service charges, commissions from sales of alternative investments, real estate operations and gains and losses from the sale of loans, MBSs and investments. Operating expenses of the Company include general and administrative expenses such as salaries, employee benefits, federal deposit insurance premiums and branch occupancy and related expenses.

     The Company's operations are significantly influenced by general economic conditions, the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. Deposit flows and the cost of interest bearing liabilities are influenced by the interest rates and rates of return available on competing investments and general market interest rates. Similarly, loan volume and yields, and the level of prepayments on loans, are affected by market interest rates on loans and the availability of funds.

LENDING ACTIVITIES

     General. The Company's principal source of revenue is interest income from its real estate and small business lending activities. The Company's lending activities historically consisted primarily of making loans secured by first liens on residential real property located in California. To a lesser extent, but of growing importance, is the origination of small business loans and loans secured by commercial non-residential and multifamily residential real property (collectively referred to as "commercial real estate"). Neither federal law nor California law imposes usury ceilings on interest rates that may be charged by the Bank. In addition to interest earned on loans, the Company receives fees in connection with servicing loans for other investors and charges are assessed to borrowers for certain loan prepayments, loan modifications, late payments, loan assumptions and other miscellaneous services.

     Loans Held for Investment. The net loan portfolio held for investment totaled approximately $1.4 billion, representing 64% of total assets, at December 31, 1996. The following table sets forth the composition of loans held for investment by type of loan at the dates indicated.

                                                                   AT DECEMBER 31,
                     ------------------------------------------------------------------------------------------------------------
                             1996                   1995                   1994                  1993                 1992
                     --------------------   --------------------   --------------------   ------------------   ------------------
                                  PERCENT                PERCENT                PERCENT              PERCENT              PERCENT
                                    OF                     OF                     OF                   OF                   OF
                       AMOUNT      TOTAL      AMOUNT      TOTAL      AMOUNT      TOTAL     AMOUNT     TOTAL     AMOUNT     TOTAL
                     ----------   -------   ----------   -------   ----------   -------   --------   -------   --------   -------
                                                                (Dollars in thousands)
Single family real
  estate...........  $  903,811    64.96%   $1,043,687    69.95%   $  901,613    73.18%   $579,907    68.16%   $418,510    58.27%
Commercial real
  estate...........     389,576    28.00%      366,018    24.53%      329,636    26.75%    269,470    31.67%    293,968    40.93%
Small business
  loans:
  Loans under
    SBA lending
    programs.......      71,700     5.15%       65,188     4.37%          910       --          --       --          --       --
  Other small
    business
    loans..........      21,079     1.52%        6,235     0.42%           --       --          --       --          --       --
Construction.......       2,375     0.17%        6,321     0.42%        6,086     0.49%      1,557     0.18%      6,285     0.88%
Home equity and
  property
  improvement......       1,929     0.14%        2,235     0.15%        2,763     0.22%      3,982     0.47%      6,125     0.85%
Consumer loans.....       2,483     0.17%        2,887     0.19%        3,018     0.33%      2,580     0.30%      3,421     0.48%
                     ----------   ------    ----------   ------    ----------   ------    --------   ------    --------   ------
    Total gross
      loans........   1,392,953   100.11%    1,492,571   100.03%    1,244,026   100.97%    857,496   100.78%    728,309   101.39%
                     ----------   ------    ----------   ------    ----------   ------    --------   ------    --------   ------
    Unearned fees,
      discounts and
      premiums.....      12,813     0.92%       14,861     1.00%        5,416     0.44%      2,360     0.28%     (1,176)   (0.16%)
    Undisbursed
      loan funds...        (971)   (0.07%)      (2,549)   (0.17%)      (4,858)   (0.39%)      (200)   (0.02%)    (1,166)   (0.16%)
    Allowance for
      loan
      losses.......     (13,488)   (0.96%)     (12,789)   (0.86%)     (12,529)   (1.02%)    (8,832)   (1.04%)    (7,702)   (1.07%)
                     ----------   ------    ----------   ------    ----------   ------    --------   ------    --------   ------
                     $1,391,307   100.00%   $1,492,094   100.00%   $1,232,055   100.00%   $850,824   100.00%   $718,265   100.00%
                     ==========   ======    ==========   ======    ==========   ======    ========   ======    ========   ======

     The following table sets forth the final contractual maturities of the loan portfolio at December 31, 1996. The table does not include scheduled principal payments or unscheduled prepayments. Scheduled principal payments and unscheduled prepayments on the loan portfolio for the years ended December 31, 1996, 1995 and 1994 were $208.0 million, $143.5 million, and $143.9 million, respectively.

                                                        AT DECEMBER 31, 1996
                                       ------------------------------------------------------
                                        UP TO      AFTER 1 YEAR        OVER
                                       1 YEAR       TO 5 YEARS       5 YEARS         TOTAL
                                       -------     ------------     ----------     ----------
                                                           (In thousands)
        Real estate loans............  $17,765       $ 46,914       $1,233,012     $1,297,691
        Small business loans.........    2,097          1,979           88,703         92,779
        Other loans..................    2,184            201               98          2,483
                                       -------        -------       ----------     ----------
             Total...................  $22,046       $ 49,094       $1,321,813      1,392,953
                                       =======        =======       ==========
        Unearned discounts and premiums and deferred loan fees................         12,813
        Undisbursed portion of construction loans.............................           (971)
        Allowance for loan losses.............................................        (13,488)
                                                                                   ----------
             Loans held for investment, net...................................     $1,391,307
                                                                                   ==========

     The following table sets forth the dollar amount of all loans with maturities in excess of one year with adjustable and fixed interest rates at December 31, 1996.

                                                                 FIXED      ADJUSTABLE
                                                                 RATES        RATES
                                                                -------     ----------
                                                                    (In thousands)
        Single family real estate...........................    $35,497     $  867,214
        Commercial real estate..............................     32,141        342,603
        Small business loans................................         --         90,682
        Home equity and property improvement................        869            992
        Construction........................................         --            610
        Other loans.........................................        299             --
                                                                -------     ----------
             Total..........................................    $68,806     $1,302,101
                                                                =======     ==========

     The following table sets forth the Bank's total loan origination, purchase and sale activity and loan portfolio repayment and amortization experience during the periods indicated. The table does not include loans originated or purchased by the Bank for sale, which are reflected in the table on the following page.

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                  ------------------------------------------------------------------
                                     1996           1995           1994          1993         1992
                                  ----------     ----------     ----------     --------     --------
                                                        (Dollars in thousands)
Loans held for investment,
  beginning of year.............  $1,492,094     $1,232,055     $  850,824     $718,265     $718,448
Loan originations:
  Single family real estate.....      17,883        133,619        483,738      250,857      125,826
  Commercial real estate........      63,498         60,036         35,950       17,616       20,056
  Small business loans..........      22,526          6,038            910           --           --
  Construction..................          --          3,727          7,201        1,060        3,567
  Home equity and property
     improvement................          --             56             35           72           --
                                  ----------     ----------     ----------     ---------    ---------
     Total loan originations....     103,907        203,476        527,834      269,605      149,449
                                  ----------     ----------     ----------     ---------    ---------
Loan purchases:
  Single family real estate.....      19,576        110,916         21,236       16,344       15,804
  Commercial real estate........         180            135         70,411          827        5,456
  Small business loans..........          --         70,028             --           --           --
  Other real estate.............          --             15             --        1,144           --
                                  ----------     ----------     ----------     ---------    ---------
  Total loan purchases..........      19,756        181,094         91,647       18,315       21,260
                                  ----------     ----------     ----------     ---------    ---------
  Reclassified as held for
     sale.......................         296           (279)       (46,154)         279          840
  Loan sales....................      (3,947)        (1,383)        (1,000)     (17,243)          --
  Foreclosures..................     (27,251)       (12,163)       (14,550)     (12,836)      (2,641)
  Loan exchanges (1)............          --             --        (39,898)          --           --
  Principal repayments (2)......    (192,379)      (122,200)      (131,349)    (128,933)    (165,564)
  Increase in allowance for loan
     losses.....................        (699)          (260)        (3,697)      (1,130)      (3,252)
  Increase (decrease) in
     unearned fees, discounts
     and premiums...............      (2,048)         9,445          3,056        3,536       (2,554)
  Other changes.................       1,578          2,309         (4,658)         966        2,279
                                  ----------     ----------     ----------     ---------    ---------
  Increase (decrease) in loans
     held for investment........    (100,787)       260,039        381,231      132,559         (183)
                                  ----------     ----------     ----------     ---------    ---------
Loans held for investment, end
  of year......................   $1,391,307     $1,492,094     $1,232,055     $850,824     $718,265
                                  ==========     ==========     ==========     =========    =========

     The percentage of dollar volume of the Company's loans originated by type is summarized below for the years shown:

                                                   FOR THE YEARS ENDED DECEMBER 31,
                                     -------------------------------------------------------------
                                      1996          1995          1994          1993         1992
                                     ------        ------        ------        ------       ------
Single family real estate..........   18.10%        65.67%        91.65%        93.05%       84.19%
Commercial real estate.............   59.10%        29.51%         6.81%         6.53%       13.42%
Small business loans...............   22.80%         2.97%         0.17%           --           --
Other..............................      --          1.85%         1.37%         0.42%        2.39%
                                     ------        ------        ------        ------       ------
                                     100.00%       100.00%       100.00%       100.00%      100.00%
                                     ======        ======        ======        ======       ======

---------------
(1) Represents the exchange of single family real estate loans for mortgage-backed securities with servicing retained.

(2) Principal repayments include the net change in deposit account loans between periods.

     Loans Held for Sale. The Company's historical policy with respect to originating fixed rate mortgages loans has been that such loans would be held for sale due to their undesirable interest rate risk characteristics. More recently, the Company has originated limited amounts of fixed rate loans for retention in its loan portfolio when management believes the interest rate risk can be managed. In connection with its entry into small business lending, the Company has been placing the SBA-guaranteed portion of small business loans into loans held for sale. Although management intends to retain these loans in the loan portfolio, due to their attractive yield and minimal credit risk characteristics, the loans have been classified as held for sale to retain maximum flexibility and liquidity. The following table sets forth loans originated or purchased for sale.

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                            -----------------------------------
                                                              1996         1995         1994
                                                            --------     --------     ---------
                                                                      (In thousands)
Loans held for sale, beginning of year....................  $100,183     $ 95,214     $  89,819
Loan originations:
  Single family...........................................     9,922       31,668        40,035
  Small business loans -- SBA-guaranteed balances.........    26,571       17,272            --
Loan purchases............................................     1,520        3,643            --
Loans acquired from UCSB subject to sales commitments.....        --           --       206,674
Reclassified from (to) held for investment................      (296)         279        46,154
Loan sales................................................   (13,061)     (27,756)     (274,171)
Loan principal repayments.................................   (16,461)     (19,985)      (13,204)
Increase (decrease) in deferred loan fees, net............     1,273         (152)          (93)
                                                            --------     --------       -------
Increase in loans held for sale...........................     9,468        4,969         5,395
                                                            --------     --------       -------
  Loans held for sale, end of year........................  $109,651     $100,183     $  95,214
                                                            ========     ========       =======

     Single Family Real Estate Lending. The Company's primary lending activity has historically been the origination and purchase of first mortgage loans secured by single family residential real property. Loans held for investment secured by single family residences at December 31, 1996 constituted approximately 65% of gross loans held for investment. The Company's decision to discontinue all single family lending operations and, instead, to rely upon purchases of packages of single family loans may result in a reduction in the proportion of single family loans.

     During 1990 and 1991, the Company increased its volume of loan originations by establishing a staff of loan agents who solicited loan applications on a retail basis exclusively for the Company. From 1992 through 1995, the Company shifted its emphasis to development of wholesale and correspondent lending programs in response to the increasing market share of new loan volume in the Company's market areas being captured by mortgage brokers.

     Originations of single family loans through the wholesale lending program reached their zenith in 1994. In 1995, several factors led to a 72% decrease in originations of adjustable rate loans that caused the Company to reconsider, and ultimately discontinue, wholesale lending:

     - interest rates changed such that fixed rate loans became more attractive to borrowers, especially since the rapid increases in rates during 1994 had led to increased rates and payments on most adjustable rate loans ("ARMS");

     - total loan volume in the Company's marketplace declined due to a reduction in refinance activity and fewer real estate sale transactions; and

     - the acquisition costs of loans acquired through wholesale lending sources increased due to competition for declining loan volumes.

     In light of these factors and the high cost of maintaining a wholesale lending unit, the Company determined that wholesale residential lending could not provide a suitable return. A similar analysis was performed on the Company's retail-based single family lending business and it was determined that the limited volumes of new loans being originated did not justify the costs of maintaining a single family lending presence.

     To meet the Company's need for new loans, the Company purchases single family ARMs from time to time that have been originated by other institutions in its marketplace and that meet the Company's underwriting standards. Following the discontinuation of single family lending operations, the Company may increase this purchasing activity. From time to time, the Company also purchases fixed rate loans with the intention of selling such loans and retaining the related loan servicing rights. The Company typically purchases loans on a "servicing released basis," meaning that the Company collects the subsequent loan payments and any fee income associated with "servicing" the loans it has purchased.

     Interest Rates. The ARMs in the Company's loan portfolio have interest rates that adjust on a monthly, quarterly, semi-annual or annual basis and loan payments that adjust on a quarterly, semi-annual or annual basis. The Company has primarily originated ARMs with interest rates tied to the FHLB Eleventh District Cost of Funds Index ("COFI"). COFI is a lagging index since the index is currently computed and announced on the last day of the month following the month in which such cost of funds was incurred.

     The single family loan portfolio also includes ARMs tied to the one-year Treasury Constant Maturities Rate ("Treasury CMT") and the London Interbank Offered Rate ("LIBOR"), which indices gained market acceptance during the sustained low interest rates prior to 1994. Treasury CMT- and LIBOR-indexed loans are more rate-sensitive than COFI loans. The increase in interest rates that began when the Federal Reserve Board announced rate increases in February 1994 resulted in a return to borrower preferences for ARMs tied to COFI.

     The following chart sets forth information about the interest rates on the Company's single family loans held for investment at December 31, 1996 (dollars in thousands):

        ARM-COFI .....................  $541,573
        ARM-LIBOR ....................  $185,401
        ARM-CMT ......................  $133,779
        ARM-Other ....................  $  7,057
        Fixed ........................  $ 36,001

     Loan Terms. To protect borrowers from unlimited interest rate and payment increases, the ARMs in the Company's portfolio have periodic interest rate caps, which govern the maximum increase in the interest rate at the date of rate adjustment, and lifetime interest rate caps, which govern the maximum rate that the borrower may be charged at any time during the life of the loan. Increases in the loan payment may also be restricted in certain ARMs.

     The Company's portfolio includes both amortizing loans and negatively amortizing ARM loans. Amortizing ARM loans are designed so that the timing and limitations on payment and interest rate changes result in the loan payment covering all interest accrued during the period plus some amount of loan principal. Negatively amortizing loans are ARM loans with a monthly payment that may be insufficient to cover the interest accrued on the loan after loan rate changes during periods of increasing interest rates. Any resultant interest shortage is added to the loan's principal balance and is to be repaid through future payments as interest rates subside or required monthly payments are periodically recast. At December 31, 1996, $268.5 million, or 29.7%, of the Company's single family loan portfolio permitted negative amortization.

     If the original principal amount of a loan bears a high loan-to-value ratio, the default risk associated with a negative amortizing loan could increase significantly. Management of the Company believes that the increased risk of default that may be associated with negatively amortizing loans is reduced by the 10% maximum negative amortization limitation that the Company imposes. Negatively amortizing ARMs require a minimum 20% down payment so the loan-to-value ratio should not exceed 100% of the property's value, in the absence of declines in property values. The Company requires private mortgage insurance on negatively amortizing ARMs with a down payment less than 20%.

     Single family residential real estate loans are normally originated with 30-year, 15-year or seven-year contractual terms but typically remain outstanding for a shorter period than the contractual lives of the loans. This is because borrowers often prepay their loans in full upon sale of the security property or upon refinancing the original loan, although the Company permits ARMs to be assumed by qualified borrowers, subject to Company approval. In addition, substantially all of the fixed interest rate loans in the loan portfolio contain due-on-sale clauses providing that the Company may declare the unpaid amount to be due and payable upon the sale of the property securing the loan. The Company enforces these due-on-sale clauses to the extent permitted by law. Therefore, the average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.

     Under OTS regulations, the Bank is permitted to lend up to 100% of the appraised value of the real property securing a loan (referred to as the "loan-to-value" ratio). However, as a matter of policy, the Bank has typically made conventional loans with a loan-to-value ratio in excess of 80% only when secured by first liens on owner-occupied single family residences. The Bank requires that private mortgage insurance be obtained on loans with loan-to-value ratios in excess of 80%, with coverage of a minimum of 17% of the greater of the loan amount or the amount required by FHLMC or FNMA. Loans with loan-to-value ratios in excess of 80% are also generally required to have a mortgage escrow account from which disbursements are made for real estate taxes, hazard and flood insurance and private mortgage insurance. The Company requires title insurance insuring the status of its lien on all of the real estate securing its loans and also requires that hazard insurance (and, if appropriate, flood insurance) be maintained in an amount at least equal to the lesser of the loan balance or the replacement cost of the improvements. Where the value of the unimproved real estate exceeds the amount of the loan on the real estate, the Company may make exceptions to its property insurance requirements.

     Commercial Real Estate Lending. The Company provides financing for multifamily residential and commercial real estate properties (collectively referred to as "commercial real estate lending"). At December 31, 1996, the Company had $150.0 million of multifamily residential and $239.6 million of commercial nonresidential loans, for a combined commercial real estate portfolio totaling $389.6 million, representing 18.4% of interest bearing assets at that date. Commercial real estate lending has historically been and remains a line of business which the Company believes supports its return on capital objectives.

     When underwriting commercial real estate loans, the Company considers a number of factors, including: the net operating income of the property (before debt service and depreciation), the debt service ratio (the ratio of net operating income to debt service), the ratio of the loan amount to the collateral's appraised value and concentrations of property types within the Company's portfolio. The Company underwrites commercial real estate loans using the fully indexed interest rate plus 1% or the floor rate, whichever is greater for ARM loans. The Company underwrites loans with initial periods at fixed interest rates that become adjustable at the end of such periods based upon the initial fixed rate of interest.

     The following chart sets forth the Company's originations of multifamily residential and commercial nonresidential real estate loans in the past five years (dollars in thousands):

                        COMMERCIAL/
YEAR                    NONRESIDENTIAL              MULTIFAMILY           TOTAL
----                    --------------              -----------           -----
1992 .................    $11,520                      $ 8,536             $20,056
1993 .................    $11,695                      $ 5,921             $17,616
1994 .................    $17,076                      $18,874             $35,950
1995 .................    $37,621                      $22,415             $60,036
1996 .................    $43,193                      $20,305             $63,498

     Multifamily Residential Lending. The Company originates multifamily ARMs that have 15- to 30-year terms, some of which have an initial five- or seven-year period with a fixed interest rate. In general, the interest rates charged and required debt service coverage ratios are higher, and the maximum permissible loan-to-value ratios are lower, for multifamily properties with more than 36 units than for properties with five to 36 residential units. This difference reflects a general perception of greater risk associated with extensions of credit on larger apartment properties. Other characteristics of the Company's multifamily residential ARM loans include interest rate ceilings and floors, introductory interest rates that are in effect for the first three months, limitations on the amount of annual payment increases and the maximum negative amortization accrual and prepayment penalties.

     The following chart sets forth information about the interest rates on the Company's multifamily residential real estate portfolio at December 31, 1996 (dollars in thousands):

        ARM-COFI ....................  $94,688
        ARM-LIBOR ...................  $50,286
        ARM-Other ...................  $ 1,423
        Fixed .......................  $ 3,630

     The geographic concentration of the Company's multifamily real estate loans at December 31, 1996 was as follows:

                                                                       BALANCES       PERCENTAGE OF
                                                                      OUTSTANDING      OUTSTANDING
                                                                      -----------     -------------
                                                                         (Dollars in Thousands)
California Counties:
  Los Angeles.....................................................     $ 102,671             68%
  San Luis Obispo.................................................        11,011              7%
  Orange..........................................................         8,369              6%
  Other California................................................        26,528             18%
Out of State......................................................         1,448              1%
                                                                        --------           ----
     Total........................................................     $ 150,027            100%
                                                                        ========           ====

     The average outstanding loan balance of the multifamily residential loan portfolio at December 31, 1996 was $425,000, with the single largest loan having a balance of $3.8 million. At that date, five loans had balances greater than $2.0 million and 30 loans had balances between $1.0 million and $2.0 million.

     Commercial Nonresidential Lending. The Company originates loans secured by commercial nonresidential properties with adjustable interest rates or fixed/adjustable interest rates. Some commercial nonresidential loans that the Company originates have an initial five-, seven- or 10-year period at a fixed interest rate with 5- to 15-year terms. Loan payments for these loans are based upon amortization periods of 15 to 25 years.

     The following chart sets forth information about the interest rates on the Company's commercial nonresidential loan portfolio at December 31, 1996 (dollars in thousands):

        ARM-COFI ....................  $148,616
        ARM-LIBOR ...................  $ 56,118
        ARM-Other ...................  $    393
        Fixed .......................  $ 34,422

     The following table sets forth the industry distributions and geographic concentrations of the Company's commercial real estate portfolio at December 31, 1996.

                                      BALANCES                                           PERCENTAGE OF
                                    OUTSTANDING                                           OUTSTANDING
                               ----------------------                                    -------------
                               (Dollars in thousands)
                                                        California counties:
                                                        --------------------
Manufacturing/warehouse......         $ 62,322          Los Angeles..................          56%
Stores and shopping                                     Orange.......................          13%
  centers....................           61,601
Office buildings.............           74,909          San Luis Obispo..............          10%
Other........................           40,717          Ventura......................           5%
                                      --------
                                                          Other California...........          16%
                                                                                               ---
     Total...................         $239,549          Total........................         100%
                                      ========                                                 ===

     The average outstanding loan balance of this portfolio was $576,000 at December 31, 1996 and the largest loan at that date had a balance of $7.1 million. Of the remaining commercial real estate loans, nine loans had balances over $2.0 million and 44 loans had balances between $1.0 million and $2.0 million.

     Small Business Lending. The Company started offering loans for equipment, working capital, debt repayment, and construction and acquisition of commercial real estate through its small business lending division in 1994. The majority of loans originated in this division have been made under business programs sponsored by the United States Small Business Administration. The Small Business Act of 1953 was passed by the United States Congress to make credit available to small businesses that were unable to obtain such credit through other financial institutions. The SBA was established to assist small businesses in obtaining long term credit at similar terms, conditions and rates as were made available to larger borrower through traditional financial sources. The SBA has established borrower eligibility requirements which include size standards based upon the average number of employees, sales volume and other factors.

     In 1994, the Company identified small business lending as a line of business which would generate the types of returns the Company requires without causing undue credit risk. Among the appealing aspects of small business lending are: (i) prime-based interest rates; (ii) relatively low credit risk if the Company holds the SBA-guaranteed portions of loans made under the 7(a) loan program; and (iii) a hands-on, retail approach to the lending process that other financial institutions might find unappealing. The Company started an SBA lending division in 1994. The Company significantly increased its small business lending capacity with its June 1995 purchase of loans, certain other assets and the operations of Government Funding California Business and Industrial Development Corporation ("GFC"), a Los Angeles-based originator of SBA loans with significant market share. The Company purchased $73 million of non-guaranteed balances of small business loans, the rights to service $286 million of SBA-guaranteed loan balances that had previously been sold by GFC and $50 million of loan applications in process. In addition, the Company hired GFC's loan origination, processing and servicing personnel. The Company paid a $16 million premium in the transaction that was allocated among the retained loan balances, the servicing portfolio and the loan applications in process. In the six-month period subsequent to the GFC transaction, the Company originated $23.3 million of small business loans. In 1996, small business loan originations increased to $49.1 million.

     Small Business Loan Programs. The Company originates small business loans under its own loan programs and under business loan programs sponsored by the SBA. The following chart sets forth the composition of the Company's small business loan portfolio at December 31, 1996 (dollars in thousands):

        7(a)-Subject to Third Party
             Credit Enhancement ..............  $59,139
        7(a)-SBA-Guaranteed ..................  $41,508
        7(a)-Unguaranteed Portions ...........  $12,561
        First Trust Deeds ....................  $21,079

     The Company's portfolio includes $59.1 million of unguaranteed loan balances for which it has a Credit-Enhancement agreement with the seller of such loans. Under the Credit Enhancement provisions, the Company is to be fully reimbursed for credit losses incurred.

     At the present time, the majority of the small business loans that the Company originates are made under the SBA's 7(a) General Loan Program ("7(a) Program"). For loans made under the 7(a) Program, a portion of the principal amount of the loan is guaranteed by the SBA. Historically, the guaranteed amount has ranged from 70% to 90% of the loan amount, depending upon loan size and other factors. The SBA changes its guarantee amounts and percentages from time to time. At present, the maximum SBA guarantee amount has the following limitations:

     - for loans of $100,000 or less, the SBA may grant a maximum guarantee of 80% of the loan amount;

     - for loans greater than $100,000, the SBA may grant a maximum guarantee of 75% of the loan amount, subject to a maximum guarantee of $750,000; and

     - the statutory limit for aggregate SBA guarantees to a single borrower is $750,000, in general.

     In 1996, the Company began providing loans under the SBA's 504 loan program. The 504 loan program provides loans for the sole purposes of fixed asset acquisition and owner-user commercial real estate construction and acquisition. Under the 504 loan program, the Company provides financing collateralized by a first lien on the property and a short-term interim loan, collateralized by a second lien on the property, that is purchased by a certified development company using the proceeds from a debenture it issues. The debenture is guaranteed 100% by the SBA. The Company's loan under this program, therefore, has a relatively low loan to value ratio. The 504 loan program is intended to accommodate larger business and loan sizes than the 7(a) Program. Businesses with net income less than $2.0 million and net worth less than $6.0 million are eligible to apply. Under the 504 program, the SBA does not guarantee any portion of a loan but instead directly funds up to 40% of the fixed asset project, to a maximum of $750,000 per borrower, and takes a subordinate lien position on the assets being financed.

     During 1996, the Company's small business lending division originated $49.1 million of loans, consisting of $8.5 million of unguaranteed balances and $26.6 million of SBA-guaranteed balances under the 7(a) Program and $14.0 million of first trust deeds, including loans made under the 504 loan program.

     Interest Rates, Fees and Terms. Interest rates charged borrowers under the 7(a) and 504 Programs are negotiated between the Company and the borrower and are subject to SBA maximums. In general, the SBA establishes limitations on interest rates charged to borrowers under the loan programs it sponsors as follows:

     - fixed rates -- a negotiated, reasonable interest rate is permitted with maximums published periodically in the Federal Register;

     - adjustable rates -- for loans with terms less than 7 years, the maximum interest rate cannot exceed 225 basis points (2.25%) over the prime rate and for loans with terms greater than 7 years, the maximum interest rate cannot exceed 275 basis points (2.75%) over the prime rate. Adjustments to the interest rate may be made no more often than monthly.

     At the time a loan applicant submits an application for a loan under an SBA-sponsored loan program, the Company charges a non-refundable application fee. The fee is dependent upon the complexity of the loan application.

     The length of time for repayment of loans guaranteed by the SBA depends upon the use of the proceeds and the ability of the borrower's business to repay. Working capital loans generally have maturities of five to seven years. Loans to finance fixed assets, such as the purchase or renovation of business premises, can have a maximum maturity of up to 25 years.

     Underwriting Authority. The SBA designates lenders as General Program ("GP"), Certified Lender Program ("CLP") and Preferred Lender Program ("PLP"). The designation determines the amount of analysis performed by the SBA on loans submitted by lenders and, therefore, affects the time required to obtain loan approval. A lender with a GP designation must submit loan applications for complete analysis by the SBA prior to a guaranty being granted, a process which can take up to six weeks. A lender with a CLP designation submits all loan applications to the SBA for a cursory review, a process generally requiring five business days, prior to the granting of a guaranty by the SBA. A lender with a PLP designation is authorized to approve the guaranty request on behalf of the SBA and is only required to send the SBA limited loan documentation. Lenders with the PLP designation have a distinct marketing advantage to the extent that a shortened underwriting and approval process improves the lender's credibility and customer service reputation. Designation as a CLP or PLP lender is awarded after several years of proven performance in lending, servicing and liquidating loans. During 1995 and most of 1996, the Company was designated a GP lender. In the fourth quarter of 1996, the Company was designated as a CLP lender.

     Credit Risk and Concentration. The Company's small business portfolio is diversified among a variety of industries. At December 31, 1996, the composition of the small business portfolio, based upon the standard industrial classification codes assigned to each loan, was as follows (dollars in thousands):

        Motels .......................  $33,065
        Professional Services ........  $21,770
        Automotive ...................  $18,482
        Wholesale Trade ..............  $16,818
        Manufacturing ................  $10,597
        Restaurants ..................  $10,128
        Retail .......................  $10,003
        Other ........................  $13,406

     Secondary Marketing Considerations. There is an active market for the sale of the guaranteed portions of SBA loans originated under the 7(a) Program. The premium paid by investors for loans similar to the type originated by the Company in the fourth quarter of 1995 averaged approximately 10% of the sold portion. The premium paid by investors is subject to change. At December 31, 1996, the Company had $41.5 million of SBA-guaranteed loan balances in its loans held for sale. Due to the desirable interest rate and credit risk characteristics of these loans, the Company may choose to retain these loans in its portfolio. As part of the legislation passed in October 1995, the SBA charges a 50 basis point monthly guarantee fee on all loans approved after October 12, 1995, whether such guaranteed balances have been sold in the secondary market or retained by the originator. The Company's net yield on loans made after this date that are not sold in the secondary market will be subject to this monthly guarantee fee. By classifying the guaranteed portion of SBA loans as held for sale, the Company retains the flexibility to sell some or all of these balances at a future date. If guaranteed portions are sold into the secondary market, the Company would expect to realize a gain on sale related to the initial sale premium, as well as servicing income on the sold portion for which there are no recourse, liquidity or capital requirements.

     At December 31, 1996, the Company serviced SBA-guaranteed loan balances totaling $230.8 million. At that date, the average contractual servicing fee that the Company received was 112 basis points. In connection with its servicing obligation, the Company collects and remits the investors' portion of loan payments on a monthly basis to Colson Services Corporation, the exclusive Fiscal and Transfer Agent for guaranteed portions of SBA loans sold in the secondary market. In the future, the Company may purchase the servicing rights to SBA loan portfolios.

     Sales of Loans. With the exception of fixed rate mortgage loans and the guaranteed portion of SBA loans, the Company generally originates and purchases loans to be held for long term investment. For the years ended December 31, 1996, 1995 and 1994, the Company originated $9.9 million, $31.7 million and $40.0 million, respectively, of fixed rate loans secured by single family residences which are held for sale. The Company's interest rate risk policy requires that hedging action, such as the purchase of a put option, be taken whenever the sum of fixed rate loans held for sale (but not yet subject to a commitment) and loans in process that are committed with fixed rates exceeds $10 million.

     In addition, for the years ended December 31, 1996 and 1995, the Company originated small business loans with $26.6 million and $17.3 million, respectively, of balances guaranteed by the SBA which are classified as held for sale. At the present time, the Company intends to retain these loans due to their superior rate and credit risk characteristics.

     Sales of loans generate gains or losses and a future stream of loan servicing revenue when the Company retains the servicing rights, as well as providing cash for lending or liquidity. Principal balances of loans held for investment and held for sale that were sold totaled $17.0 million, $29.1 million and $275.2 million in the years ended December 31, 1996, 1995 and 1994, respectively. Included in loans sold during 1994 was $206.7 million of loans that the Company acquired in connection with its acquisition of UCSB, but which were subject to sales commitments as a condition at the date of consummation of the acquisition.

     Mortgage-Backed Securities. The Company invests in mortgage-backed securities, including securities guaranteed by GNMA, FNMA and FHLMC. The Company also invests in privately issued mortgage-backed securities which have been credit-enhanced and typically have received a "AA" or "AAA" credit rating from at least one nationally recognized credit rating service. Mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings, including reverse repurchase agreements. The Company invests in both adjustable rate and fixed rate mortgage-backed securities. Fixed rate mortgage-backed securities acquired by the Company typically have short expected average lives (approximately five years or less) in order to limit interest rate risk exposure. The interest rate risk of the fixed rate mortgage-backed securities portfolio is monitored and managed on a quarterly basis, at a minimum, in conjunction with the total asset and liability portfolio. The Company has purchased fixed rate mortgage-backed securities at attractive yields that have prepayment limitations on the underlying mortgages.

     At December 31, 1996 and 1995, the mortgage-backed securities portfolio consisted of $442.0 million and $341.3 million, respectively, of securities, all of which were classified as available for sale and were reported at fair value. The Company has classified all mortgage-backed securities as available for sale so that it has the flexibility to retain or sell such securities as it deems necessary to manage interest rate risk, liquidity and yield.

     The Company has the following investments in mortgage-backed securities of certain issuers that exceeded 10% of stockholders' equity at December 31, 1996 as follows:

                                                                                        AGGREGATE
                                                                         AGGREGATE        FAIR
                               ISSUER                                  AMORTIZED COST     VALUE
---------------------------------------------------------------------  --------------   ---------
                                                                             (In Thousands)
Resolution Trust Corporation.........................................     $117,700      $ 116,683
Residential Funding Corporation......................................     $ 21,787      $  22,825
Ryland Mortgage Securities Corporation...............................     $ 19,350      $  19,298
Countrywide Funding Corporation......................................     $ 13,333      $  14,034
Greenwich Capital Acceptance Incorporated............................     $ 13,093      $  13,149

     The privately issued mortgage-backed securities owned by the Company are credit-enhanced in a variety of ways. Many of the securities represent senior interests in real estate mortgage investment conduits ("REMICs") in which other subordinated classes of the same security absorb all of the losses in the underlying mortgage pools up to a specified amount. Other securities owned by the Company are credit-enhanced through the purchase and placement in trust of mortgage insurance pool policies from highly-rated institutions (not the issuer) which provide protection against losses sustained in the underlying mortgage pools up to a specified amount. A third form of credit enhancement is provided on many of the Company's privately issued mortgage-backed securities through establishment of a "cash reserve fund" whereby the issuer places a certain amount of cash or government securities in trust, which may be applied against losses sustained on the underlying mortgage pool and which protect the interests of the security holders.

     The relative amount of credit enhancement available to absorb losses for each security in the Company's portfolio varies depending upon the initial level of credit enhancement provided by the security issuer and the ensuing amortization, prepayment and loss experience in the mortgage loans that comprise the security. At December 31, 1996, the Company's mortgage-backed securities portfolio included $24.6 million of securities with credit ratings below "AA," consisting of $11.2 million of "A"-rated securities, $8.0 million of "B"-rated securities and the remainder that were rated "BBB" or below. An $8.0 million security with a "B" rating was placed on the Company's watch list because the security's level of credit enhancement had declined from 39% of the aggregated principal of all tranches of the underlying loans at the date of issue to 25% at the end of 1996. Management believes that the current level of credit enhancement should be adequate to cover all future collateral losses.

     The following table sets forth the carrying values of the Company's mortgage-backed securities at the dates indicated.

                                                            AT DECEMBER 31,
                                      ------------------------------------------------------------
                                             1996                 1995                 1994
                                      ------------------   ------------------   ------------------
                                       AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT
                                      --------   -------   --------   -------   --------   -------
                                                         (Dollars in thousands)
AVAILABLE FOR SALE, AT FAIR VALUE:
  Pass-through and REMIC:
     Guaranteed by GNMA.............  $ 29,324     6.63%   $ 30,544     8.95%   $ 47,271    29.95%
     Guaranteed by FNMA.............   111,502    25.23%     60,923    17.85%     38,394    24.33%
     Guaranteed by FHLMC............    31,809     7.20%     49,899    14.62%     45,836    29.04%
     "AAA"- and "AA"- rated.........   244,827    55.39%    188,188    55.14%     25,765    16.33%
     Other..........................    24,553     5.55%     11,734     3.44%        541     0.34%
  Derivative interest-only
     securities.....................        --        --         --        --         10     0.01%
                                      --------   -------   --------   -------   --------   -------
          Total Available for
            Sale....................  $442,015   100.00%   $341,288   100.00%   $157,817   100.00%
                                      ========   =======   ========   =======   ========   =======
HELD TO MATURITY, AT AMORTIZED COST:
  Pass-through and REMIC:
     Guaranteed by FHLMC............  $     --        --   $     --        --   $ 27,645    17.50%
     "AAA"- and "AA"- rated.........        --        --         --        --    125,328    79.35%
     Other..........................        --        --         --        --      4,963     3.15%
                                      --------   -------   --------   -------   --------   -------
          Total Held to Maturity....  $     --        --   $     --        --   $157,936   100.00%
                                      ========   =======   ========   =======   ========   =======

     The following table sets forth, as of December 31, 1996, the amortized cost basis, fair value basis, weighted average final maturities and the weighted average yields (based on amortized cost) of mortgage-backed securities available for sale or held to maturity. Due to amortization and prepayments of the underlying loans, the actual maturities are expected to be substantially less than the final maturities shown in the table.

                             UP TO              FIVE TO               OVER
                          FIVE YEARS           TEN YEARS            TEN YEARS               TOTAL
                        ---------------     ---------------     -----------------     -----------------
                        AMOUNT     YIELD    AMOUNT     YIELD     AMOUNT      YIELD     AMOUNT      YIELD
                        ------     ----     ------     ----     --------     ----     --------     ----
                                                    (Dollars in Thousands)
AMORTIZED COST BASIS:
  FNMA-guaranteed.....  $2,698     5.84%    $   --       --%    $109,140     6.42%    $111,838     6.40%
  GNMA-guaranteed.....      --       --         --       --       29,022     6.77%      29,022     6.77%
  FHLMC-guaranteed....   1,621     8.87%        --       --       30,139     6.38%      31,760     6.50%
  Privately-issued....   2,504     7.98%     6,331     7.29%     259,202     7.35%     268,037     7.36%
                        ------              ------              --------              --------
     Total............  $6,823     7.36%    $6,331     7.29%    $427,503     7.00%    $440,657     7.01%
                        ======              ======              ========              ========
FAIR VALUE BASIS:
  FNMA-guaranteed.....  $2,661              $   --              $108,841              $111,502
  GNMA-guaranteed.....      --                  --                29,324                29,324
  FHLMC-guaranteed....   1,635                  --                30,174                31,809
  Privately-issued....   2,500               6,370               260,510               269,380
                        ------              ------              --------              --------
     Total............  $6,796              $6,370              $428,849              $442,015
                        ======              ======              ========              ========

     Loan Delinquencies. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is considered delinquent. In this event, the Company normally makes contact with the borrower at prescribed intervals in an effort to bring the loan to current status. If the delinquency is not cured promptly, the Company normally records a notice of default, subject to any required prior notice to the borrower, and commences foreclosure proceedings. If the loan is not reinstated within the time permitted by law for reinstatement, which is normally five business days prior to the date set for the nonjudicial trustee's sale, and the property is not redeemed prior to such sale, the property may be sold at the nonjudicial trustee's sale. In most cases, the Company is not permitted under applicable law to obtain a deficiency judgment against the borrower if the security property is insufficient to cover the balance owed. Under certain circumstances, the Company can obtain a deficiency judgment against the borrower through a judicial foreclosure, but the cost of a judicial foreclosure often exceeds the benefit of the judgment. In trustee's sales, the Company may acquire title to the property, in which case the property so acquired is thereafter sold and may be financed by a loan involving terms more favorable to the borrower than normally offered.

     The following table sets forth the principal amount and percentage of the Company's loan delinquencies, by property type, at the dates indicated (dollars in thousands):

                                 DECEMBER 31, 1996           DECEMBER 31, 1995          DECEMBER 31, 1994
                              ------------------------    -----------------------    -----------------------
                                         % OF TYPE OF                % OF TYPE OF               % OF TYPE OF
                                          GROSS LOAN                  GROSS LOAN                 GROSS LOAN
                              AMOUNT     RECEIVABLE(1)    AMOUNT     RECEIVABLE(1)   AMOUNT     RECEIVABLE(1)
                              -------    -------------    -------    ------------    -------    ------------
Single Family:
  31-60 days(2).............  $ 5,887         0.61%       $ 3,485        0.31%       $ 1,763        0.18%
  61-90 days(2).............    3,129         0.32%         1,417        0.13%         1,302        0.13%
  Over 90 days(2)...........   11,467         1.18%        10,502        0.93%         5,826        0.59%
                              -------         ----        -------        ----        -------        ----
                               20,483         2.11%        15,404        1.37%         8,891        0.90%
                              -------         ----        -------        ----        -------        ----
Multifamily residential:
  31-60 days................      404         0.27%           262        0.18%            --          --
  61-90 days................       --           --             --          --            984        0.75%
  Over 90 days..............    2,563         1.71%         1,274        0.88%         1,390        1.06%
                              -------         ----        -------        ----        -------        ----
                                2,967         1.98%         1,536        1.06%         2,374        1.81%
                              -------         ----        -------        ----        -------        ----
Commercial nonresidential:
  31-60 days................       --           --            162        0.07%            --          --
  61-90 days................       --           --             --          --            113        0.06%
  Over 90 days..............    1,295         0.54%         1,524        0.69%         1,214        0.61%
                              -------         ----        -------        ----        -------        ----
                                1,295         0.54%         1,686        0.76%         1,327        0.67%
                              -------         ----        -------        ----        -------        ----
Small business, guaranteed
  by the SBA:
  31-60 days................       --           --             --          --             --          --
  61-90 days................      739         1.78%            22        0.13%            --          --
  Over 90 days..............       --           --             83        0.48%            --          --
                              -------         ----        -------        ----        -------        ----
                                  739         1.78%           105        0.61%            --          --
                              -------         ----        -------        ----        -------        ----
Small business, other:
  31-60 days................      715         0.77%           483        0.68%            --          --
  61-90 days................    1,118         1.21%           349        0.49%            --          --
  Over 90 days..............    1,550         1.67%         1,750        2.45%            --          --
                              -------         ----        -------        ----        -------        ----
                                3,383         3.65%         2,582        3.62%            --          --
                              -------         ----        -------        ----        -------        ----
Other:
  31-60 days................        6         0.09%            16        0.14%             2        0.02%
  61-90 days................       10         0.15%             2        0.02%            15        0.13%
  Over 90 days..............        3         0.04%            40        0.35%            13        0.11%
                              -------         ----        -------        ----        -------        ----
                                   19         0.28%            58        0.51%            30        0.26%
                              -------         ----        -------        ----        -------        ----
TOTAL:
  31-60 days(2).............    7,012         0.47%         4,408        0.28%         1,765        0.13%
  61-90 days(2).............    4,996         0.33%         1,790        0.11%         2,414        0.18%
  Over 90 days(2)...........   16,878         1.12%        15,173        0.95%         8,443        0.63%
                              -------         ----        -------        ----        -------        ----
                              $28,886         1.92%       $21,371        1.34%       $12,622        0.94%
                              =======         ====        =======        ====        =======        ====

-------------------------------------
(1) Gross loans receivable consists of gross loans held for investment and gross loans held for sale.

(2) Delinquent loans includes delinquent negative amortizing loans as follows:

                              DECEMBER 31, 1996            DECEMBER 31, 1995            DECEMBER 31, 1994
                           ------------------------     ------------------------     ------------------------
                                      % OF NEGATIVE                % OF NEGATIVE                % OF NEGATIVE
                                       AMORTIZING                   AMORTIZING                   AMORTIZING
                           AMOUNT         LOANS         AMOUNT         LOANS         AMOUNT         LOANS
                           ------     -------------     ------     -------------     ------     -------------
31-60 days...............  $1,555          0.32%        $1,097          0.20%        $  224          0.05%
61-90 days...............     862          0.18%           342          0.06%         1,458          0.34%
Over 90 days.............   5,795          1.21%         3,413          0.65%         3,885          0.90%
                           ------          ----         ------          ----         ------          ----
                           $8,212          1.71%        $4,852          0.91%        $5,567          1.29%
                           ======          ====         ======          ====         ======          ====

     The Company's delinquency experience is affected by the value of the real estate securing its loans, the ability of borrowers to make increased payments on ARMS if interest rates increase, the state of the national and local economies, and other unforeseeable events. As a result of economic conditions and other factors beyond the Company's control affecting the ability of borrowers to make payments and the value of real estate, the future loss and delinquency experience cannot be predicted. The Company has experienced increased levels of delinquencies in recent years due to a general downturn in the California economy.

     The primary reason that the Company's total delinquency ratio has been increasing is the performance of its single family loan portfolio. Even though the Southern California economy began showing indications of recovery beginning in 1995, the Company's delinquencies have not reflected the economic improvement. The following chart sets forth total delinquent loans and single family delinquent loans as a percentages of total loans held for investment and held for sale and single family loans held for investment and sale, respectively, in the past twelve quarters:

             MEASUREMENT PERIOD
           (FISCAL YEAR COVERED)                  SINGLE FAMILY               TOTAL
                   Q1-94 .......................      1.38                     1.4
                   Q2-94 .......................      1.32                     1.35
                   Q3-94 .......................      0.93                     1.00
                   Q4-94 .......................      0.89                     0.95
                   Q1-95 .......................      1.03                     1.13
                   Q2-95 .......................      1.15                     1.16
                   Q3-95 .......................      1.43                     1.41
                   Q4-95 .......................      1.37                     1.34
                   Q1-96 .......................      1.62                     1.62
                   Q2-96 .......................      1.72                     1.86
                   Q3-96 .......................      1.88                     2.02
                   Q4-96 .......................      2.11                     1.92

     Delinquency trends are discussed in greater detail in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Financial Condition and Asset Quality."

     Nonperforming Assets. The following table sets forth information with respect to nonperforming assets, including nonaccrual loans, real estate acquired in settlement of loans ("real estate owned" or "REO"), other nonperforming assets and restructured loans.

                                                                 AT DECEMBER 31,
                                               ---------------------------------------------------
                                                1996       1995       1994       1993       1992
                                               -------    -------    -------    -------    -------
                                                             (Dollars in thousands)
NONACCRUAL LOANS:
  Single family real estate.................   $14,373    $11,487    $ 6,786    $ 5,697    $ 4,516
  Commercial real estate....................     4,263      3,222      3,700      5,848      7,171
  Small business loans......................     2,863         92         --         --         --
  Other.....................................         3         40         13         37          4
                                               -------    -------    -------    -------    -------
     Total nonaccrual loans.................    21,502     14,841     10,499     11,582     11,691
                                               -------    -------    -------    -------    -------
RESTRUCTURED LOANS:
  Commercial real estate....................        --         --         --         --      4,286
                                               -------    -------    -------    -------    -------
     Total restructured loans...............        --         --         --         --      4,286
                                               -------    -------    -------    -------    -------
REAL ESTATE OWNED:
  Single family real estate.................     7,867      4,741      5,295      1,634      1,622
  Commercial real estate....................     2,599      1,495      4,531      2,273      1,869
                                               -------    -------    -------    -------    -------
     Total real estate owned................    10,466      6,236      9,826      3,907      3,491
                                               -------    -------    -------    -------    -------
Automobile leases and other.................        --         --         16        504      2,472
                                               -------    -------    -------    -------    -------
     Total nonperforming assets.............   $31,968    $21,077    $20,341    $15,993    $21,940
                                               =======    =======    =======    =======    =======
Nonperforming assets, % of total assets.....      1.46%      0.98%      1.10%      1.07%      1.86%
Allowance for loan losses to nonaccrual and
  restructured loans........................      62.7%      86.2%     119.3%      76.3%      48.2%

     The Company's general policy is to account for a loan on a nonaccrual basis when the loan becomes 90 days past due unless conditions warrant nonaccrual treatment at an earlier time. In certain instances, a loan more than 90 days past due may remain in accrual status, if the loan has a low loan-to-value ratio and the borrower has exhibited a pattern of becoming delinquent and subsequently curing. Any unpaid interest previously accrued with respect to a loan that is placed on nonaccrual status is reversed and charged against interest income. Interest income is recognized on nonaccrual loans only to the extent that payments are received. Nonaccrual loans are placed back into accrual status only if the borrower has demonstrated the ability to make future payments of principal and interest.

     At December 31, 1996, the Company's nonaccrual loans consisted of 73 single family residential real estate loans, eight commercial real estate loans and four consumer loans. At that date, the Company had no loans still accruing that were more than 90 days delinquent. Under the original terms of the nonaccrual loans at the following dates, interest earned during the years ended December 31, 1996, 1995 and 1994 would have been $2.1 million, $1.3 million and $892,000, respectively, compared to the $1.1 million, $581,000 and $405,000, respectively, of interest actually earned during those periods.

     At December 31, 1996, real estate owned included 54 single family residential real estate and four commercial real estate properties.

     Impaired Loans. Loans are evaluated for impairment in accordance with the provisions of Statement of Financial Accounting Standards No. 114 ("SFAS No. 114"), "Accounting By Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118 ("SFAS No. 118"), "Accounting By Creditors for Impairment of a Loan, Income Recognition and Disclosures." SFAS No. 114 does not apply to large groups of smaller-balance homogenous loans that are collectively evaluated for impairment. The Company collectively reviews all single family and consumer loans for impairment.

     SFAS No. 114 requires that an impaired loan be measured based on the present value of the expected future cash flows, discounted at the loan's effective interest rate or the loan's observable market value or the fair value of the collateral if the loans are collateral dependent. Regardless of the measurement method, the Company measures impairment based on the fair value of the collateral if the Company determines that foreclosure is probable. If the measure of the impaired loan is less than the Company's recorded investment in the loan, the impairment is recognized by creating a specific valuation allowance. Subsequent to the initial measurement of impairment, if there is a significant increase or decrease in the amount or timing of an impaired loan's expected future cash flows, or if actual cash flows are significantly different from the cash flows previously projected, or the fair value of the collateral fluctuates materially, the Company recalculates the impairment and adjusts the specific valuation allowance.

     The Company periodically reviews the relevant factors and the formulas by which additions are made to the allowances for losses. In the opinion of management, the present allowances are adequate to absorb reasonably anticipated losses. Recovery of the carrying value of such loans, real estate and investment securities is dependent to a great extent on economic, operating, and other conditions that may be beyond the Company's control.

     The following table sets forth information with respect to impaired loans:

                                                                   AT DECEMBER 31,
                                       -----------------------------------------------------------------------
                                                      1996                                 1995
                                       ----------------------------------   ----------------------------------
                                                   SPECIFIC       NET                   SPECIFIC       NET
                                         LOAN        LOSS       RECORDED      LOAN        LOSS       RECORDED
                                       BALANCES   ALLOWANCES   INVESTMENT   BALANCES   ALLOWANCES   INVESTMENT
                                       --------   ----------   ----------   --------   ----------   ----------
                                                                   (In Thousands)
Nonaccrual loans:
  Requiring specific loss
     allowances......................  $  3,457     $1,439      $  2,018    $  3,152     $  801      $  2,351
  Not requiring specific loss
     allowances......................     3,668         --         3,668         162         --           162
                                        -------     ------       -------     -------     ------       -------
                                          7,125      1,439         5,686       3,314        801         2,513
                                        -------     ------       -------     -------     ------       -------
Restructured loans:
  Requiring specific loss
     allowances......................     4,756        707         4,049       6,981      1,753         5,228
  Not requiring specific loss
     allowances......................        --         --            --          --         --            --
                                        -------     ------       -------     -------     ------       -------
                                          4,756        707         4,049       6,981      1,753         5,228
                                        -------     ------       -------     -------     ------       -------
Other loans:
  Requiring specific loss
     allowances......................     2,937        709         2,228       2,298        794         1,504
  Not requiring specific loss
     allowances......................       618         --           618         872         --           872
                                        -------     ------       -------     -------     ------       -------
                                          3,555        709         2,846       3,170        794         2,376
                                        -------     ------       -------     -------     ------       -------
     Total...........................  $ 15,436     $2,855      $ 12,581    $ 13,465     $3,348      $ 10,117
                                        =======     ======       =======     =======     ======       =======

     The average recorded investment in impaired loans during the years ended December 31, 1996 and 1995 was $10,535,000 and $5,950,000, respectively.
Interest recognized during the years ended December 31, 1996 and 1995 on impaired loans totaled $991,000 and $993,000, respectively.

     Impaired loans at December 31, 1996 and 1995 included $1,514,000 and $1,894,000, respectively, of small business loans that were purchased from GFC and which are subject to credit enhancement provisions that management believes will minimize the risk of loss.

     Impaired loans at December 31, 1996 and 1995 also included $4,756,000 and $6,981,000 of commercial real estate loans which have been modified. These modifications are generally in the form of lower interest rates, payment decreases or maturity extensions. The effect of the modifications was not material to the Company's financial condition or results of operations.

     Allowance for Loan Losses. The Company maintains specific allowances for loan losses related to impaired loans and a general allowance for loan losses. The general allowance for loan losses is an amount that management believes will be adequate to absorb reasonably anticipated losses on existing loans that may become uncollectible in the future. The determination of the appropriate amount of and allocation of the general allowance for loan losses is based upon an analysis of the loan portfolio. The analysis is based upon such factors as prior loan loss experience, economic conditions affecting the real estate market, other factors which management believes deserve consideration, and regulatory considerations. While management believes that it uses the best information available to determine the appropriate amount of loan loss provisions, future adjustments to the allowance for loan losses may be necessary and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the determinations. In addition, the OTS may require additions to the allowance for loan losses based on its evaluation of information available to it in connection with its periodic examinations of the Bank.

     A summary of the activity in the allowance for loan losses is set forth on the following page.

                                                                                                       RATIOS OF
                                            COMMERCIAL                                      -------------------------------
                                  SINGLE       REAL       SMALL     CONSUMER &              ALLOWANCE TO   NET CHARGE-OFFS
                                  FAMILY      ESTATE     BUSINESS     OTHER       TOTAL     GROSS LOANS    TO AVERAGE LOANS
                                  -------   ----------   --------   ----------   --------   ------------   ----------------
                                                                   (Dollars in thousands)
Balance, December 31, 1991......                                                 $  4,450
  Provisions for loan losses....                                                    4,099
  Charge-offs...................                                                     (980)
    Recoveries..................                                                      133
                                                                                  -------
      Net charge-offs...........                                                     (847)
                                                                                  -------
Balance, December 31, 1992......  $ 1,880    $  5,662         --      $  160        7,702        1.06%            0.12%
  Provisions for loan losses....      680       3,380                     15        4,075
  Allowance for lease losses
    recoveries..................      500         693                    (93)       1,100
  Charge-offs...................     (721)     (3,390)                    (7)      (4,118)
    Recoveries..................       13          60                     --           73
                                   ------      ------                   ----      -------
      Net charge-offs...........     (708)     (3,330)                    (7)      (4,045)
                                   ------      ------                   ----      -------
Balance, December 31, 1993......    2,352       6,405         --          75        8,832        1.03%            0.52%
  Provisions for loan losses....    1,815         485                     --        2,300
  Acquisitions and purchases....       --       6,052                     --        6,052
  Allowance for lease losses
    recoveries..................       --         296                     57          353
  Charge-offs...................   (1,679)     (3,843)                   (40)      (5,562)
    Recoveries..................      141         412                      1          554
                                   ------      ------                   ----      -------
      Net charge-offs...........   (1,538)     (3,431)                   (39)      (5,008)
                                   ------      ------                   ----      -------
Balance, December 31, 1994......    2,629       9,807         --          93       12,529        1.01%            0.48%
  Provisions (reductions
    credited) for loan losses...    3,221      (1,510)     1,130          59        2,900
  Allowance for lease losses
    recoveries..................       --          --                     11           11
  Acquisitions and purchases....       --          --        500          --          500
  Charge-offs...................   (2,163)     (2,329)                   (49)      (4,541)
    Recoveries..................      356       1,034                     --        1,390
                                   ------      ------                   ----      -------
      Net charge-offs...........   (1,807)     (1,295)        --         (49)      (3,151)
                                   ------      ------                   ----      -------
BALANCE, DECEMBER 31, 1995......  $ 4,043    $  7,002    $ 1,630      $  114     $ 12,789        0.80%            0.24%
  PROVISIONS (REDUCTIONS
    CREDITED) FOR LOAN LOSSES...    3,622       3,950        507         (29)       8,050
  ALLOWANCE FOR LEASE LOSSES
    RECOVERIES..................       --          --         --          16           16
  CHARGE-OFFS...................   (4,539)     (4,062)      (565)        (34)      (9,200)
    RECOVERIES..................      866         452        509           6        1,833
                                   ------      ------     ------        ----      -------
      NET CHARGE-OFFS...........   (3,673)     (3,610)       (56)        (28)      (7,367)
                                   ------      ------     ------        ----      -------
BALANCE, DECEMBER 31, 1996......  $ 3,992    $  7,342    $ 2,081      $   73     $ 13,488        0.90%            0.34%
                                   ======      ======     ======        ====      =======

---------------
Note: Information with respect to the distribution of the allowance for loan losses to the company's product lines is not available prior to December 31, 1992.

     The Company's distribution of its allowance for losses to the types of loans in the portfolio is performed as part of the asset classification process. The allocations presented should not be interpreted as an indication that loans charged against the allowance for loan losses will occur in these amounts and proportions. The following table sets forth the relationship of the allowance distribution to each type of loan in the portfolio at the dates indicated:

                                          DECEMBER 31, 1996                       DECEMBER 31, 1995
                                -------------------------------------   -------------------------------------
                                                           RATIO OF                                RATIO OF
                                              GROSS      ALLOWANCE TO                 GROSS      ALLOWANCE TO
                                               LOAN       GROSS LOAN                   LOAN       GROSS LOAN
                                ALLOWANCE    BALANCE       BALANCE      ALLOWANCE    BALANCE       BALANCE
                                ---------   ----------   ------------   ---------   ----------   ------------
                                (Dollars in thousands)
Single family.................   $ 3,992    $  971,768       0.41%       $ 4,043    $1,128,040        .36%
Commercial real estate........     7,342       409,819       1.88%         7,002       366,018       1.91%
Small Business................     2,081       114,093       1.55%         1,630        88,695       1.84%
Construction..................        19         2,375       0.80%           105         6,321       1.66%
Other.........................        54         2,483       2.17%             9         2,887        .31%
                                 -------    ----------                   -------    ----------
                                 $13,488    $1,500,538       0.90%       $12,789    $1,591,961       0.80%
                                 =======    ==========                   =======    ==========

OTHER INVESTMENTS

     Federal regulations require the Bank to maintain a minimum amount of liquid assets which may be invested in specified short-term securities. See
"-- Regulation." The Bank is also permitted to make certain other securities investments. Investment decisions are made by authorized officers of the Bank under policies established by the board of directors. Such investments are managed with the objective of producing the highest yield consistent with maintaining safety of principal and compliance with regulations governing the savings industry.

     The following table sets forth the carrying value of the investment securities portfolio at the dates indicated.

                                                                       AT DECEMBER 31,
                                                              ---------------------------------
                                                                1996         1995        1994
                                                              --------     --------     -------
                                                                   (Dollars in thousands)
INVESTMENTS HELD TO MATURITY, AT AMORTIZED COST:
  Municipal obligations.....................................                     --     $94,901
                                                                                        =======
INVESTMENTS AVAILABLE FOR SALE, AT FAIR VALUE:
  Equity securities.........................................  $     52           --          --
  Municipal obligations(1)..................................    75,763     $ 93,240          --
  Federal Home Loan Bank stock..............................    17,919       15,578     $14,653
  U.S. Government obligations(2)............................    67,985       24,960       5,077
                                                              --------     --------     -------
     Total..................................................  $161,719     $133,778     $19,730
                                                              ========     ========     =======

---------------

(1) None of the issuers in the Company's municipal bond portfolio aggregates to over 10% of the Company's equity.

(2) The fair value of obligations by issuers that exceed 10% of the Company's equity at December 31, 1996 included the Student Loan Marketing Association ($46.5 million) and FNMA ($11.5 million).

     As of December 31, 1996, the carrying value, maturities and weighted average yields of investment securities available for sale were as follows.

                                                                                   AFTER FIVE
                                                               AFTER ONE YEAR        YEARS
                                               ONE YEAR OR      THROUGH FIVE      THROUGH TEN
                             NO MATURITY          LESS              YEARS            YEARS        AFTER TEN YEARS
                           ---------------   ---------------   ---------------   --------------   ---------------
                           AMOUNT    YIELD   AMOUNT    YIELD   AMOUNT    YIELD   AMOUNT   YIELD   AMOUNT    YIELD
                           -------   -----   -------   -----   -------   -----   ------   -----   -------   -----
                                                           (Dollars in thousands)
Municipal
  obligations(1).........       --      --        --      --        --      --   $1,261   7.11%   $74,502   7.46%
Equity securities........  $17,971   5.73%        --      --        --      --      --       --        --      --
U.S. Government
  obligations............       --      --   $10,005   6.00%   $57,980   5.86%      --       --        --      --
                           -------           -------           -------           ------           -------
    Total................  $17,971   5.73%   $10,005   6.00%   $57,980   5.86%   $1,261   7.11%   $74,502   7.46%
                           =======    ====   =======    ====   =======    ====   ======    ====   =======    ====

---------------
(1) The yield on municipal obligations is shown on a tax-equivalent basis.

DEPOSITS AND BORROWINGS

     Deposits. Deposits are the Company's principal source of funds for supporting its lending and investing activities. The following table sets forth information relating to the Company's deposit flows during the periods shown and the total deposits at the date of the periods shown.

                                                             FOR THE YEARS ENDED DECEMBER 31,
                                                         ----------------------------------------
                                                            1996           1995           1994
                                                         ----------     ----------     ----------
                                                                      (In Thousands)
Total deposits, beginning of year......................  $1,551,329     $1,310,505     $1,040,181
Customer deposits (withdrawals)........................     (54,172)       121,619        (83,034)
Savings deposits assumed from acquisitions.............          --        208,740        413,749
Savings deposits sold..................................          --       (148,671)       (97,593)
Interest credited......................................      61,313         59,136         37,202
                                                         ----------     ----------     ----------
  Net increase during year.............................       7,141        240,824        270,324
                                                         ----------     ----------     ----------
     Total deposits, end of year.......................  $1,558,470     $1,551,329     $1,310,505
                                                         ==========     ==========     ==========

     The Company attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Company offers passbook accounts, checking accounts, various money market accounts and fixed interest rate certificates with varying maturities. The Company has historically relied upon "retail" deposit accounts (accounts of individuals, including IRA and Keogh accounts) as opposed to "wholesale" deposit accounts (accounts of corporations, government entities, partnerships, trusts and other legal entities). At December 31, 1996, approximately 85% of total deposit accounts were retail deposits. The Company's retail deposits at that date included "jumbo" deposits (certificates accounts with balances of $98,000 or greater) of $8.8 million, or 0.6% of total deposits. While management considers retail deposits to be a more stable source of funds than wholesale sources of funds, all deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors, including industry restructuring.

     The Company's savings deposits traditionally have been obtained from areas in California located near its branch offices. One of the Company's objectives in recent years has been to improve its retail deposit gathering efficiency by exiting markets where the Company is unable to increase the size of its smaller branches through internally-generated deposit growth and/or deposit acquisitions. In accordance with this strategy, the

Company has entered into several deposit purchases and sales. The following table sets forth deposit transactions since 1994:

                                                                 RETAIL DEPOSITS:         CHANGE IN
                                                                -------------------       NUMBER OF
            FINANCIAL INSTITUTION                  DATE         ACQUIRED      SOLD      RETAIL OFFICES
---------------------------------------------  -------------    --------     ------     --------------
                                                                (Dollars in millions)
United California Savings Bank Acquisition...    July 1994       $413.7          --           +8
California Federal Bank......................  October 1994          --      $ 97.6
Coast Federal Bank...........................  October 1995      $208.8      $148.7           -2

     Through its acquisition of UCSB in 1994, the Company gained entrance into Riverside County and strengthened its presence in Orange County. The consummation of the UCSB acquisition increased the Company's retail deposit base sufficiently to enable the Company to dispose of four branch offices and exit the Central California market. The Company further improved its market share in Riverside County in October 1995 through a deposit exchange in which retail deposits were added to two existing branch offices and a new office location was acquired. In the October 1995 transaction, the Company also exited three locations which had undesirable size or geographic characteristics. As a result of a combination of internally-generated deposit activity and the aforementioned deposit transactions, the Company's average deposits per retail location have increased from $49.1 million at December 31, 1993 to $74.0 million at December 31, 1996.

     The Company also obtains deposits from deposit brokers for jumbo certificates of deposit ("Brokered Deposits"). At December 31, 1996, 1995 and 1994, the Company had outstanding Brokered Deposits of $224.5 million, $204.1 million and $134.9 million, respectively, of total deposits at those dates. At December 31, 1996 the Company also had $2.2 million of jumbo deposits from other non-retail institutional depositors.

     The following table sets forth the amounts of the Company's savings deposits by type of account at the dates indicated.

                                                                      AT DECEMBER 31,
                           ------------------------------------------------------------------------------------------------------
                                         1996                               1995                               1994
                           --------------------------------   --------------------------------   --------------------------------
                                                   WEIGHTED                           WEIGHTED                           WEIGHTED
                                                   AVERAGE                            AVERAGE                            AVERAGE
                                        PERCENT    NOMINAL                 PERCENT    NOMINAL                 PERCENT    NOMINAL
                             AMOUNT     OF TOTAL     RATE       AMOUNT     OF TOTAL     RATE       AMOUNT     OF TOTAL     RATE
                           ----------   --------   --------   ----------   --------   --------   ----------   --------   --------
                                                                   (Dollars in Thousands)
Demand Accounts:
  Checking/NOW............ $  106,453     6.83%      1.05%    $  105,574     6.81%      1.15%    $  119,610     9.13%      1.18%
  Money market deposits...     14,191     0.91%      1.44%        17,497     1.13%      2.20%        17,469     1.33%      2.30%
  Passbook................     59,349     3.81%      2.01%        73,584     4.74%      2.06%        84,972     6.48%      2.01%
  Market rate passbook....    141,358     9.07%      4.20%        97,413     6.28%      3.69%       104,951     8.01%      2.15%
                           ----------    ------       ----    ----------    ------       ----    ----------    ------       ----
      Total demand
        accounts..........    321,351    20.62%                  294,068    18.96%                  327,002    24.95%
                           ----------    ------               ----------    ------               ----------    ------
Time Deposits:
Certificate accounts with
  original maturities of:
3-5 months................     64,568     4.14%      5.34%        27,959     1.80%      5.10%        15,718     1.20%      0.033
6-11 months...............    329,062    21.10%      5.21%       373,692    24.09%      5.55%       179,018    13.66%      4.27%
12-23 months..............    244,502    15.69%      5.57%       211,077    13.61%      5.78%       210,935    16.10%      4.80%
24-35 months..............     99,198     6.37%      6.28%       121,427     7.83%      6.23%        78,373     5.98%      5.53%
36 or more months.........    111,382     7.15%      6.28%       137,463     8.86%      6.10%       180,932    13.81%      5.24%
IRA/Keogh.................    152,964     9.82%      6.23%       148,950     9.60%      6.30%       130,006     9.92%      5.47%
Savings branch jumbos
  (retail)................      8,750     0.56%      6.61%        29,290     1.89%      6.19%        40,752     3.11%      4.83%
Other jumbos
  (wholesale).............    226,693    14.55%      5.65%       207,403    13.36%      5.82%       147,769    11.27%      5.09%
                           ----------    ------       ----    ----------    ------       ----    ----------    ------       ----
Total time deposits.......  1,237,119    79.38%                1,257,261    81.04%                  983,503    75.05%
                           ----------    ------               ----------    ------               ----------    ------
Total deposits............ $1,558,470   100.00%      5.06%    $1,551,329   100.00%      5.18%    $1,310,505   100.00%      4.15%
                           ==========    ======       ====    ==========    ======       ====    ==========    ======       ====
Number of Retail Branch
  Offices.................         18                                 18                                 20
Average Deposits per
  Retail Office........... $   73,988                         $   74,663                         $   58,137

     The following table presents the amount of certificate accounts outstanding by various rate categories at the dates indicated.

                                                                     AT DECEMBER 31,
                                                          --------------------------------------
                                                             1996           1995          1994
                                                          ----------     ----------     --------
                                                                  (Dollars in thousands)
0.000% -- 2.5%..........................................  $      586     $      832     $  1,325
2.501% -- 3.5%..........................................          --          2,852       79,655
3.501% -- 4.5%..........................................      15,836         50,794      229,931
4.501% -- 5.5%..........................................     655,958        444,886      322,594
5.501% -- 6.5%..........................................     341,902        449,943      151,553
6.501% -- 7.5%..........................................     204,080        248,856       93,565
7.501% -- 8.5%..........................................      13,021         52,573       66,276
8.501% -- 9.5%..........................................       5,454          5,556       34,512
9.501% -- 10.5%.........................................         282            534        2,067
Over 10.5%..............................................          --            435        2,025
                                                          ----------     ----------     --------
     Total..............................................  $1,237,119     $1,257,261     $983,503
                                                          ==========     ==========     ========

     The following table sets forth at December 31, 1996 the amount of fixed-term certificates of deposit maturing during the periods indicated.

                                                    DEPOSITS MATURING IN THE
                                                    YEAR ENDING DECEMBER 31,
                                          ---------------------------------------------
                                            1997        1998       1999      AFTER 1999      TOTAL
                                          --------    --------    -------    ----------    ----------
                                                            (Dollars in thousands)
0.000% -- 2.5%..........................  $    503    $     67    $    11     $       5    $      586
2.501% -- 3.5%..........................        --          --         --            --            --
3.501% -- 4.5%..........................    15,452         382         --             2        15,836
4.501% -- 5.5%..........................   579,392      33,464     18,353        24,749       655,958
5.501% -- 6.5%..........................   186,019      90,371     21,683        43,829       341,902
6.501% -- 7.5%..........................    71,506      33,387     33,865        65,322       204,080
7.501% -- 8.5%..........................     5,215       2,366        446         4,994        13,021
8.501% -- 9.5%..........................     2,379       1,034        306         1,735         5,454
9.501% -- 10.5%.........................        74          --        208            --           282
Over 10.5%..............................        --          --         --            --            --
                                          --------    --------    -------      --------    ----------
     Total..............................  $860,540    $161,071    $74,872     $ 140,636    $1,237,119
                                          ========    ========    =======      ========    ==========

     As of December 31, 1996, the aggregate amount of time certificates outstanding in amounts of $98,000 or more was $235.4 million. The following table presents the maturity of these time certificates of deposit at such date:

                                                                    (Dollars in thousands)
        3 months or less..........................................         $120,605
        Over 3 months through 6 months............................           60,239
        Over 6 months through 12 months...........................            1,312
        Over 12 months............................................           53,287
                                                                           --------
             Total................................................         $235,443
                                                                           ========

     The following table presents by category the weighted average balance and rates paid on the deposits during the periods indicated.

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                              1996                  1995                  1994
                                       ------------------    ------------------    ------------------
                                        AVERAGE               AVERAGE               AVERAGE
                                         AMOUNT      RATE      AMOUNT      RATE      AMOUNT      RATE
                                       ----------    ----    ----------    ----    ----------    ----
                                                           (Dollars in thousands)
Checking accounts....................  $  119,407    1.11%   $  121,566    1.14%   $  134,433    1.16%
Savings accounts.....................     193,292    3.40%      167,419    2.44%      211,436    1.63%
Certificate accounts.................   1,087,231    6.57%    1,008,468    5.67%      704,755    4.42%
Retirement accounts..................     156,567    6.05%      142,738    6.10%      122,161    5.40%
                                       ----------    ----    ----------    ----    ----------    ----
     Total...........................  $1,556,497    5.09%   $1,440,191    4.94%   $1,172,785    3.64%
                                       ==========    ====    ==========    ====    ==========    ====

     Borrowings. The Company's principal types of recurring borrowings are the Bank's advances from the FHLB of San Francisco and sales of securities under agreements to repurchase ("reverse repurchase agreements"), which are executed with primary government securities dealers. The following table sets forth information concerning FHLB advances and other borrowings at the dates indicated.

                                                                      AT DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                                                                   (Dollars in thousands)
Securities sold under agreements to repurchase.............  $130,639     $150,052     $147,412
Notes payable:
  Installment note for ESOP................................        --        1,050        1,250
  Senior debentures........................................    17,750       17,750       17,750
  Other notes payable......................................        --        4,000        4,000
FHLB advances..............................................   349,479      300,500      265,700
                                                             --------     --------     --------
  Total borrowings.........................................  $497,868     $473,352     $436,112
                                                             ========     ========     ========
Weighted average rate on borrowings during period..........      5.83%        5.92%        5.55%
Total borrowings as a percent of total deposits............     31.95%       30.51%       33.28%
Total borrowings as a percent of total assets..............     22.79%       22.00%       23.58%

     As a member of the FHLB of San Francisco, the Company is required to own capital stock in the FHLB of San Francisco and is authorized to apply for advances from it. Such borrowings may be made pursuant to several different credit programs offered from time to time by the FHLB. For each credit program, the FHLB prescribes the acceptable uses to which the advances may be used as well as limitations on the size of the advances. Depending upon the credit program, the FHLB advances bear fixed or adjustable interest rates.

     The Company has traditionally relied upon borrowings from the FHLB of San Francisco as a significant source of funds. More recently, the Company has utilized securities sold under agreements to repurchase as a funding source to finance asset growth. At December 31, 1996, outstanding FHLB advances represented 17% of total liabilities, with a weighted average interest rate of 5.52% and a weighted average remaining maturity of 10 months. These FHLB advances were collateralized by pledges of the Company's investment in the stock of the FHLB, $407.5 million of single family residential real estate loans and $106.7 million of mortgage-backed securities.

     Reverse repurchase agreements are sales of securities with a concurrent commitment to repurchase the same securities at a predetermined price at a future date, typically within three to six months of the date of the initial sale. For financial reporting purposes, such arrangements are considered to be borrowings secured by the securities sold. The securities sold in these transactions are government, agency and mortgage-backed. Reverse repurchase transactions are subject to certain risks relating to the financial strength of the other party to the transaction, the location of the securities held subject to the transaction and the disparity between the book value of the securities sold and the amount of funds obtained in the transaction. The Company attempts to reduce such risks by entering into reverse repurchase agreements only with primary government securities dealers who are approved by the board of directors and by regularly obtaining and reviewing financial statements of such dealers. At December 31, 1996, the Company had entered into reverse repurchase agreements totaling $130.6 million, secured by $137.7 million of mortgage-backed securities.

     The following table sets forth the amounts of short-term borrowings and the weighted average rates thereon for the dates indicated.

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                               1996         1995         1994
                                                             --------     --------     --------
                                                             (Dollars in thousands)
AT END OF YEAR:
  Securities sold under agreements to repurchase...........  $130,639     $150,052     $147,412
  FHLB advances (short-term)...............................  $274,479     $ 95,900     $ 65,200
  Weighted average interest rate...........................      5.47%        5.91%        6.19%
MAXIMUM OUTSTANDING AT ANY END OF MONTH DURING YEAR:
  Securities sold under agreements to repurchase...........  $140,757     $201,447     $196,742
  FHLB advances (short-term)...............................  $274,479     $ 95,900     $ 65,200
AVERAGE BALANCE OUTSTANDING DURING YEAR:
  Securities sold under agreements to repurchase...........  $114,546     $165,101     $124,069
  FHLB advances (short-term)...............................  $199,675     $ 53,875     $ 22,741
WEIGHTED AVERAGE INTEREST RATE ON THE AVERAGE BALANCE
  DURING YEAR:
  Securities sold under agreements to repurchase...........      5.47%        6.19%        4.51%
  FHLB advances (short-term)...............................      5.43%        5.36%        5.87%

SUBSIDIARY ACTIVITIES

     PFS Corporation, Inc. acts as an insurance agency for life and hazard insurance policies and serves as trustee under deeds of trust originated by the Bank. CenFed Investments, Inc., another wholly-owned subsidiary of the Bank, markets products such as annuities issued by insurance companies, mutual funds and life insurance.

     In prior years, the Company engaged in real estate development activities through Crescent Bay Diversified, Inc. ("Crescent Bay"), the Bank's wholly-owned subsidiary. The Company has discontinued this line of business and has disposed of all but one property, which had a recorded value of $202,000 at December 31, 1996.

COMPETITION

     Savings associations face strong competition both in attracting deposits and making real estate loans. The Company's most direct competition for deposits has historically come from other savings associations and from commercial banks located in its principal market areas in Southern California, including many large financial institution which have greater financial and marketing sources available to them. The Company has also faced significant competition for investors' funds from short-term money market securities and other corporate and government securities and mutual funds which invest in such securities, particularly during times of high interest rates. During periods of low interest rates, attracting and retaining deposits has been difficult as savers seek higher rates of return in alternative investments. The ability of the Company to attract and retain savings deposits depends on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

     The Company experiences strong competition for real estate loans principally from other savings associations, commercial banks and mortgage banking companies. It competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Competition may increase as a result of the continuing reduction in restrictions on the interstate operations of financial institutions.

REGULATION

     General. CENFED is a savings and loan holding company and, as such, is subject to the regulations, examination and reporting requirements of the OTS Director. The Bank is a federally chartered savings bank and is a member of the FHLB System. Its deposits are insured by the FDIC through the Savings Insurance Fund (the "SAIF"). The Bank is subject to examination and regulation by the OTS with respect to most of its business activities, including, among others, capital standards, general investment authority, deposit taking and borrowing authority, mergers, establishment of branch offices, and permitted subsidiary investments and activities.

     The Bank is further subject to the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") concerning reserves required to be maintained against deposits, transactions with affiliates, consumer protection requirements and certain other matters. Financial institutions, including the Bank and the Bank's real estate subsidiary, are also subject, under certain circumstances, to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property and liability for the remediation of certain adverse environmental conditions thereof.

     The descriptions of the statutes and regulations applicable to CENFED and its subsidiaries and the effects thereof set forth below and elsewhere in this document do not purport to be a complete description of such statutes and regulations and their effects on CENFED and it subsidiaries and also do not purport to identify every statute and regulation that may apply to CENFED and its subsidiaries.

     The OTS has enforcement authority over savings institutions and their holding companies that includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist orders and to initiate injunctive actions and removal and prohibition orders against officers, directors and certain other persons. In general, enforcement actions may be initiated for violations of specific laws and regulations and for unsafe or unsound conditions or practices.

     The FDIC also has authority to recommend that the OTS take any authorized enforcement action with respect to any federally insured savings institution. If the OTS does not take the recommended action or provide an acceptable plan for addressing the FDIC's concerns within 60 days after receipt of a recommendation from the FDIC, the FDIC may take such action if the FDIC board of directors determines that the institution is in an unsafe or unsound condition or that failure to take such action will result in the continuation of unsafe or unsound practices in conducting the business of the institution. The FDIC may also take action prior to the expiration of the 60-day time period in exigent circumstances after notifying the OTS.

     The FDIC may also terminate the deposit insurance of any insured depository if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation or order or any condition imposed in writing by the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process if the institution has no tangible capital.

     Deposit Insurance. The FDIC administers two separate deposit insurance funds. The SAIF is the insurance fund responsible for insuring the deposits of savings institutions, the deposits of which were formerly insured by the Federal Savings and Loan Insurance Corporation ("FSLIC"). The Bank Insurance Fund (the "BIF") is the insurance fund responsible for insuring the deposits of commercial banks and certain other institutions. The Bank is a member of the SAIF.

     Since January 1, 1993, FDIC deposit insurance premiums have been assessed pursuant to a "risk-based" system. Under this risk-based assessment system, institutions are classified on the basis of capital ratios, supervisory evaluations by the institution's primary federal regulatory agency and other information determined by the FDIC to be relevant. Each of the nine resulting risk category subgroups of institutions is assigned a deposit insurance premium assessment rate which currently ranges from .06% to .33%. Included in this range of assessments is a .06% charge that is required to repay bonds issued in connection with the resolution of failed thrifts.

     The risk-based deposit insurance premiums paid by savings associations insured by the SAIF and by commercial banks and other institutions insured by the BIF, which, together with earnings on investments, are the principal funding sources for the respective insurance funds, have been assessed based on identical rate schedules having the above range of premium assessment rates. The SAIF and BIF are each required by statute to attain, and thereafter to maintain, a reserve to deposits ratio of 1.25%. The BIF attained its required reserve level in 1995, while the SAIF had not, because of the BIF's greater premium revenues and the fact that a substantial portion of the SAIF premiums is required to be used to repay bonds ("FICO Bonds") issued for the purpose of funding the resolution of failed thrift institutions. In recognition of the fact that the BIF had reached its statutorily prescribed ratio of reserves to deposits insured, the FDIC substantially reduced the deposit insurance premium assessment rate to be paid by commercial banks and other institutions whose deposits are insured by the BIF on August 8, 1995 but did not reduce the rates for SAIF-insured institutions, such as CenFed Bank.

     The deposit rate premium disparity between BIF-insured institutions and SAIF-insured institutions resulting from the BIF premium reduction placed SAIF-insured institutions at a significant competitive disadvantage due to their higher premium costs. This competitive disadvantage was resolved during 1996 through the passage of legislation that assessed a one-time recapitalization charge to all SAIF-insured institutions in an amount sufficient to bring the SAIF to the statutorily prescribed ratio of reserves to deposits insured. In connection with this legislation, the Company incurred a $9.6 million charge that is reflected in operating expenses for 1996. Following the recapitalization, deposit premiums to SAIF-insured institutions decreased significantly, although SAIF-insured institutions will continue to bear higher deposit insurance premiums than similarly-rated institutions insured by the BIF. Beginning in 1997, the Company's deposit insurance premium will be assessed at $.065 per $100 of insured deposits.

     Capital Requirements. The capital regulations of the OTS (the "Capital Regulations") establish three capital requirements: a "leverage limit" (also referred to as the "core capital requirement"), a "tangible capital requirement" and a "risk-based capital requirement." The capital standards contained in the Capital Regulations are required to be no less stringent than the capital standards applicable to national banks. In addition to the general standards, the OTS may establish, on a case-by-case basis, individual minimum capital requirements for a savings institution which vary from the requirements that would otherwise apply under the Capital Regulations. CenFed Bank has exceeded its regulatory capital requirements at all times.

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

     The core capital requirement currently requires a savings institution to maintain "core capital" of not less than 3% of adjusted total assets. "Core capital" includes common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and any related surplus and minority interests in the equity accounts of fully consolidated subsidiaries. The amount of an institution's core capital is, in general, calculated in accordance with generally accepted accounting principles ("GAAP"), but with certain exceptions. Among other exceptions, adjustments to an institution's GAAP equity accounts that are required pursuant to FASB 115 to reflect changes in the market value of certain securities held by the institution that are categorized "available-for-sale" are not be included in the calculation of core capital for regulatory capital purposes. Intangible assets (with certain exceptions and limitations, including purchased mortgage servicing rights, and certain other intangibles such as core deposit premiums, which may be included on a limited basis) must be deducted from core capital. At December 31, 1996, the Bank had $1.9 million of core deposit premium included in core capital. A core deposit premium is a type of intangible asset relating to purchased deposit operations.

     For purposes of determining compliance with the capital standards, a savings institution's investments in and extensions of credit to any subsidiary engaged in activities not permissible for national banks are required to be deducted from the savings institution's capital. The Company had no capital deductions of this type at December 31, 1996.

     A savings institution is required to maintain "tangible capital" in an amount not less than 1.5% of adjusted total assets. "Tangible capital" is defined for this purpose to mean core capital less any intangible assets, plus purchased mortgage servicing rights, subject to certain limitations.

     The risk-based capital requirements, among other things, provide that the capital ratios applicable to various classes of assets are to be adjusted to reflect the degree of risk associated with such classes of assets. In addition, the asset base for computing a savings institution's capital requirement includes off-balance sheet items, such as assets sold with recourse. Generally, the Capital Regulations require savings institutions to maintain "total capital" equal to 8.00% of risk-weighted assets. "Total capital" for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limitations, loan and lease general valuation allowances. Such general valuation allowances can generally be included up to 1.25% of risk-weighted assets. At December 31, 1996, $9.9 million of the Bank's general valuation allowance was included in supplementary capital. A savings institution's supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of the institution's core capital.

     The OTS, the FDIC and other federal banking agencies recently amended their risk-based capital regulations to provide that an institution must hold capital in excess of regulatory minimums to the extent that examiners find either (i) significant exposure to concentration of credit risk such as risks from higher interest rates, prepayments, significant off-balance sheet items (especially standby letters of credit), or risks arising from nontraditional activities, or
(ii) that the institution is not adequately managing these risks. For this purpose, however, the agencies have stated that, in view of the statutory requirements relating to permitted lending and investment activities of savings institutions, real estate lending activities will not, by itself, be deemed to constitute an exposure to concentration of credit risk that would require greater capital levels.

     Effective July 1, 1994, the OTS amended its capital regulations to require institutions to maintain additional risk-based capital equal to half of the amount by which the decline in the institution's "net portfolio value" that would result from a hypothetical 200 basis point change (up or down, depending on which would result in the greater reduction in net portfolio value) in interest rates on its assets and liabilities exceeds 2% of the estimated "economic value" of its assets. In order to preserve the PCA capital category system (described below) the regulation requires that the foregoing amount be subtracted from actual capital rather than requiring that an institution's normal capital requirements be increased by that amount. The OTS has stated that implementation of this amendment to its regulations will require additional capital to be maintained only by institutions having "above normal" interest rate risk. An institution's "net portfolio value" is defined for this purpose as the difference between the aggregate expected future cash inflows from an institution's assets and the aggregate expected future cash outflows on its liabilities, plus the net expected cash inflows from existing off-balance sheet contracts, each discounted to present value. The estimated "economic value" of an institution's assets is defined as the discounted present value of the estimated future cash flows from its assets. Although the OTS had scheduled implementation of this provision for September 30, 1994, it has delayed implementation. Had this provision been in effect at December 31, 1996, no additional deduction would have been required from total capital.

     Under the risk-based capital requirements, equity investments (including certain direct investments in real estate) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and certain other items are excluded from capital.

     The following table sets forth the Bank's capital position relative to the Capital Regulations at December 31, 1996:

                                                                 TANGIBLE     CORE     RISK-BASED
                                                                 CAPITAL    CAPITAL     CAPITAL
                                                                 --------   --------   ----------
                                                                          (In thousands)
Equity capital.................................................  $126,827   $126,827    $126,827
Excluded assets:
  Intangible assets............................................    (1,874)        --          --
  Unrealized loss on investment securities and MBS available
     for sale..................................................       237        237         237
  Excess net deferred tax asset................................    (1,671)    (1,671)     (1,671)
Additional supplementary capital:
  General loan valuation allowances............................        --         --       9,944
                                                                  -------    -------     -------
Regulatory capital amounts.....................................   123,519    125,393     135,337
Minimum amounts required.......................................    32,784     65,625      93,176
                                                                  -------    -------     -------
Excess over requirement........................................  $ 90,735   $ 59,768    $ 42,161
                                                                  =======    =======     =======

     Federal banking legislation contains prompt corrective action ("PCA") provisions pursuant to which banks and savings institutions are to be classified into one of five categories based primarily upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require, subject to certain exceptions, the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized." The PCA provisions expand the powers and duties of the OTS and the FDIC and expressly authorize, or in many cases direct, regulatory intervention at an earlier stage than was previously the case.

     The OTS regulations implementing the PCA provisions define the five capital categories as follows:

                                                   TANGIBLE          TOTAL RISK-             TIER 1 RISK-        TIER 1 LEVERAGE
               CAPITAL CATEGORY:                 CAPITAL RATIO       BASED RATIO             BASED RATIO              RATIO
-----------------------------------------------  -------------   --------------------     -----------------     -------------------
                                                                    [greater than          [greater than          [greater than
Well-capitalized...............................            N/A       or equal to] 10%       or equal to]  6%       or equal to]  5%
                                                                    [greater than          [greater than          [greater than
Adequately capitalized.........................            N/A       or equal to]  8%       or equal to]  4%       or equal to]  4%
Undercapitalized...............................            N/A      [less than]    8%      [less than]    4%      [less than]    4%
Significantly undercapitalized.................            N/A      [less than]    6%      [less than]    3%       [less than]   3%
Critically undercapitalized.................... [less than] 2%                    N/A                    N/A                    N/A
CenFed Bank, at December 31, 1996..............            N/A                 11.60%                 10.90%                  5.70%

The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from "well capitalized" to "adequately capitalized," or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 1996, the Bank was a well capitalized institution.

     Under the PCA provisions, an institution that is deemed to be undercapitalized is subject to mandatory restrictions on capital distributions (including cash dividends) and management fees, increased supervisory monitoring by the OTS, growth restrictions, restriction on certain expansion proposals and capital restoration plan submission requirements. If an institution is deemed to be significantly undercapitalized, all of the foregoing mandatory restrictions apply, as well as a restriction on compensation paid to senior executive officers. Furthermore, the OTS must take one or more of the following actions:
(i) require the institution to sell shares (including voting shares) or obligations; (ii) require the institution to be acquired or merge (if one or more grounds for the appointment of a conservator or receiver exist); (iii) implement various restrictions on transactions with affiliates; (iv) restrict interest rates on deposits; (v) impose further asset growth restrictions or require asset reductions; (vi) require the institution or a subsidiary to alter, reduce or terminate activities considered risky; (vii) order a new election of directors; (viii) dismiss directors and/or officers who have held office for more than 180 days before the institution became undercapitalized; (ix) require the hiring of qualified executives; (x) prohibit correspondent bank deposits; (xi) require the institution to divest or liquidate a subsidiary in danger of insolvency or a controlling company to divest any affiliate that poses a significant risk, or is likely to cause a significant dissipation of assets or earnings; (xii) require a controlling company to divest the institution if it improves the institution's financial prospects; or (xiii) require any other action the OTS determines fulfills the purposes of the PCA provisions.

     Loans to One Borrower. Savings institutions are generally subject to the same loans to one borrower limitations that are applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to one borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of "readily marketable collateral" for this purpose. The Office of the Comptroller of the Currency has amended its loan to one borrower limitation for national banks, to which the OTS limit is required by statute to conform, to, among other things, define the term "unimpaired capital and unimpaired surplus" by reference to an institution's regulatory capital, and also to include in the basic 15% of capital lending limit that portion of an institution's general valuation allowances that is not includable in the institution's regulatory capital. At December 31, 1996, the maximum amount which the Bank could lend to any one borrower (including related persons and entities) under current loans to one borrower the limit was $20.3 million. At that date, the largest aggregate amount of loans which the Bank had outstanding to any one borrower was $7.7 million.

     Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB system, the Bank is required to own capital stock in its regional FHLB, the FHLB of San Francisco, in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding FHLB advances (borrowings).

     Liquidity. Federal regulations currently require savings institutions to maintain, for each calendar month, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS Director to an amount within a range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of savings institutions. Federal regulations also require each savings institution to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet liquidity ratio requirements. For the calculation period including December 31, 1996, the average liquidity and average short-term liquidity ratios of the Bank were 5.7% and 2.6%, respectively, which exceeded the applicable requirements.

     Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires each savings institution, as well as other lenders, to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within such communities. The CRA also requires the OTS to assess, as part of its examination of a savings institution, the performance of the institution in meeting the credit needs of its communities and to take such assessments into consideration in reviewing applications for mergers, acquisitions and other transactions. An unsatisfactory CRA rating may be the basis for denying such application. Community groups have successfully protested applications on CRA grounds. In connection with the assessment of a savings institution's CRA performance, the OTS will assign a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank was rated "satisfactory" in its last CRA exam.

     Qualified Thrift Lender Test. Savings institutions regulated by the OTS are subject to a qualified thrift lender ("QTL") test which requires such an institution to invest at least 65% of its portfolio assets (as defined) in "qualified thrift investments." Qualified thrift investments include, in general, loans, securities and other investments that are related to housing and certain other permitted thrift investments. A savings institution's failure to remain a QTL may result in: (1) limitations on new investments and activities; (2) imposition of branching restrictions; (3) loss of FHLB borrowing privileges; and (4) limitations on the payment of dividends. At December 31, 1996, the Bank was in compliance with its QTL test requirements.

     Service Corporations. Federal regulations permit federal savings institutions to invest in the capital stock, obligations or other securities of certain types of subsidiaries (referred to as "service corporations") and to make loans to these corporations (and to projects in which they participate) in an aggregate amount not to exceed 2% of the institution's assets, plus an additional 1% of assets if such investment is used for community development or inner-city purposes. Additionally, federal regulations permit an institution having regulatory capital in an amount at least equal to the minimum requirements set forth in the applicable OTS regulations to make additional loans to such subsidiaries in an aggregate amount which, generally, may not exceed 100% of the regulatory capital in the case of subsidiaries of which the institution owns or controls not more than 10% of the capital stock of certain limited partnership joint ventures and 50% of regulatory capital in the case of certain other subsidiaries or joint ventures. Federal savings institutions are also permitted to invest in and maintain so-called "operating subsidiaries" (generally, subsidiaries that are engaged solely in activities the parent institution could conduct directly and meeting certain other criteria) free of such investment limitations.

     Classification of Assets. Savings institutions are required to review their assets on a regular basis and classify them as "special mention," "substandard," "doubtful," or "loss," if warranted. If any assets are classified as special mention, substandard or doubtful, the institution must establish a prudent general allowance for loan losses. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. An asset which does not currently warrant classification as substandard but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." In addition, a savings institution is required to set aside adequate valuation allowances to the extent that any affiliate possesses assets which pose a risk to the savings institution. The institution's OTS Regional Director has the authority to approve, disapprove or modify any asset classification and amount established as an allowance pursuant to such classification. In addition, a savings institution is required to record as liabilities offbalance sheet items, such as letters of credit, when loss becomes probable or estimable.

     Savings and Loan Holding Company Regulation. As a savings bank holding company, CENFED is subject to the savings and loan holding company regulations, which make certain restriction with respect to its activities and investments. Among other things, CENFED is generally prohibited, either directly or indirectly, from acquiring control of any other savings institutions or savings and loan holding company, absent prior approval of the OTS, and from acquiring more than 5% of the voting stock of any savings association or savings and loan holding company which is not a subsidiary of CENFED.

     Similarly, OTS approval must be obtained prior to any person acquiring control of the Bank or CENFED. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the institution or holding company or controls in any manner the election of a majority of the directors of the insured institution or the holding company.

     Savings and loan holding companies which control only one savings institution which is a QTL are exempt, if the institution meets its QTL test, from restrictions on the conduct of unrelated business activities that are applicable to other savings and loan holding companies and that are similar to the restriction on the conduct of unrelated business activities applicable to bank holding companies under the Bank Holding Company Act.

     Restriction on Dividends and Other Capital Distributions. Savings institution subsidiaries of holding companies generally are required to provide advance notice to their OTS Regional Director of any proposed declaration of a dividend on the institution's stock. Any dividend declared within the notice period, or without giving the prescribed notice, is invalid.

     Limitations are imposed under OTS regulations on "capital distributions" by savings institutions, including cash dividends, payments to repurchase or otherwise acquire an institution's shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The regulations establish a three-tiered system of regulation with the greatest flexibility being afforded to well-capitalized institutions.

     An institution that meets its capital requirements is permitted to make capital distributions during a calendar year of up to the greater of (i) 100% of its net income during the calendar year, plus the amount that would reduce by not more than one-half its "surplus capital ratio" at the beginning of the calendar year (the amount by which the institution's actual capital exceeded its fully phased-in capital requirement at that date) or (ii) 75% of its net income over the most recent four-quarter period. An institution that does not meet its minimum regulatory capital requirements prior to, or on a pro forma basis after giving effect to, a proposed capital distribution is not authorized to make any capital distributions unless it receives prior written approval from the OTS or the distributions are in accordance with the express terms of an approved capital plan.

     The OTS retains the authority to prohibit any capital distribution otherwise authorized under the regulation if the OTS determines that the capital distribution would constitute an unsafe or unsound practice. The regulation also states that the capital distribution limitations apply to direct and indirect distributions to affiliates, including those occurring in connection with corporation reorganizations. At December 31, 1996, the Bank was a Tier 1 institution.

     Lending Standards. The OTS and the other federal banking agencies have jointly adopted uniform rules on real estate lending and related Interagency Guidelines for Real Estate Lending Policies. The uniform rules require that institutions adopt and maintain comprehensive written policies for real estate lending. The policies must reflect consideration of the Interagency Guidelines and must address relevant lending procedures, such as loan to value limitations, loan administrations procedures, portfolio diversification standards and documentation, approval and reporting requirements. Although the uniform rules do not impose specific maximum loan to value ratios, the related Interagency Guidelines state that such ratio limits established by individual institutions' boards of directors generally should not exceed levels set forth in the Guidelines, which range from a maximum of 65% for loans secured by unimproved land to 85% for improved property. No limit is set for single family residence loans, but the Guidelines state that such loans exceeding a 90% loan to value ratio should have private mortgage insurance or some form of credit enhancement. The Guidelines further permit a limited amount of loans that do not conform to these criteria.

TAX MATTERS

     Federal Income Tax. The Company's maximum federal corporate income tax rate is 35%. In addition to the regular corporate income tax, corporations, including qualifying savings association, are subject to an alternative minimum tax. This 20% tax is computed with respect to the Bank's regular taxable income (with certain adjustments) as increased by tax preference items and will apply if it exceeds the Bank's regular tax liability.

     Until passage of legislation in 1996, savings and loan associations that met certain definitional tests as prescribed by the Internal Revenue Code ("Code") were allowed a bad debt deduction, when computing federal income taxes, equivalent to 8% of taxable income, subject to a minimum tax for preference items. Alternatively, a deduction based upon actual experience losses of the Company could be taken if it resulted in a greater deduction. Both houses of Congress passed legislation in 1996 that repealed the tax rules formerly applicable to bad debt reserves of thrift institutions for taxable years beginning after December 31, 1995. Pursuant to the legislation, the Company was required to change its tax method of accounting for bad debts from the reserve method formerly permitted to the "specific charge-off" method under which tax deductions are permissible for bad debts only as and to the extent that the loans become wholly or partially worthless. At December 31, 1996, the Company had a $23 million tax bad debt reserve that was accumulated using the provisions of the tax law prior to the 1996 changes that is subject to recapture in whole or in part in future years upon the occurrence of certain events, such as a distribution to shareholders in excess of the Company's current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Company.

     The Bank's tax returns have been audited by the Internal Revenue Service through its taxable year ended June 30, 1991.

     California Tax. For California franchise tax purposes, savings associations are taxed as "financial corporations." Financial corporations are taxed at the general corporate franchise tax rate plus an "in lieu" rate based on their exemption from personal property and business license taxes. For the year ended December 31, 1996, the California franchise tax rate applicable to financial corporations was approximately 11.3%.

     For additional information regarding taxation, see the Notes to Consolidated Financial Statements.

EMPLOYEES

     At December 31, 1996, CENFED and its subsidiaries had a total of 280 full-time employees and 120 part-time employees. The Company provides its employees with a comprehensive benefits program, including basic and major medical insurance, life insurance, sick leave, a defined contribution retirement plan and an employee stock ownership program. Employees are not represented by any union or collective bargaining group and the Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

     The following table sets forth the location of the offices of CENFED and its subsidiaries, as well as certain additional information relating to such offices, as of December 31, 1996. The Company believes these facilities are suitable for its current needs.

                                             YEAR     BOOK    SQUARE                   LEASE
                 ADDRESS                    OPENED   VALUE    FOOTAGE   TITLE       TERMINATION
------------------------------------------  ------   ------   -------   ------   ------------------
                                             (Dollars in Thousands)
PASADENA CORPORATE OFFICE
199 North Lake Avenue
Pasadena, CA 91101........................   1968    $3,416    43,434   Owned
ANAHEIM
198 W. Lincoln
Anaheim, CA 92805.........................   1921    $  626(1)  10,000  Owned
BRENTWOOD
11726 San Vicente Boulevard
Los Angeles, CA 90049.....................   1991    $  125     4,081   Leased    February 28, 2003
CHINO
14808 Pipeline Avenue
Chino, CA 91709...........................   1978    $  730     4,828   Owned
CITY OF INDUSTRY
800 Puente Hills Mall
City of Industry, CA 91748................   1974    $   87     3,500   Leased    December 31, 2004
CYPRESS
10081 Valley View Street                                                Ground
Cypress, CA 90630.........................   1975    $    0     3,000   Lease       August 31, 2005
HEMET (EAST)
1700 East Florida Ave
Hemet, CA 92544...........................   1995    $   83(1)  10,364  Leased         May 16, 2001
HEMET (WEST)
1745 West Florida Ave
Hemet, CA 92545...........................   1973    $  479(1)   6,462  Owned

                                             YEAR     BOOK    SQUARE                   LEASE
                 ADDRESS                    OPENED   VALUE    FOOTAGE   TITLE       TERMINATION
------------------------------------------  ------   ------   -------   ------   ------------------
                                             (Dollars in Thousands)
LA CANADA
707 Foothill Boulevard
La Canada, CA 91011.......................   1983    $  176    11,725   Leased        April 1, 2001
MARINA DEL REY
4375 Glencoe Avenue
Marina Del Rey, CA 90291..................   1974    $   78     3,522   Leased    December 31, 2001
PASADENA (EAST)
3677 East Foothill Boulevard                                            Ground
Pasadena, CA 91107........................   1957    $  186     4,816   Lease          June 4, 2004
PASADENA (DOWNTOWN)
315 East Colorado Boulevard
Pasadena, CA 91101........................   1993    $  291     9,850   Leased      October 8, 2008
PASADENA (WEST)
161 West California Boulevard
Pasadena, CA 91105........................   1979    $   78     2,637   Leased        June 30, 2003
PLACENTIA
1300 North Kraemer Boulevard
Placentia, CA 92670.......................   1975    $  360     4,346   Owned
RIVERSIDE
3825 Tyler Avenue
Riverside, CA 92503.......................   1970    $1,389(1)   6,635  Owned
RIVERSIDE CENTRAL
6600 Magnolia Avenue
Riverside, CA 92506.......................   1995    $  423     9,200   Leased    February 28, 2009
SANTA MONICA
501 Santa Monica Boulevard
Santa Monica, CA 90401....................   1975    $   58     8,104   Leased    February 28, 2001
SUN CITY
27190 Sun City Boulevard
Sun City, CA 92586........................   1995    $   40(1)  10,681  Leased          May 6, 2001
GOVERNMENT FUNDING LOAN CENTER
6255 Sunset Boulevard
2nd Floor, Suite 215 & 217
Los Angeles, CA 90028.....................   1995    $    0       691   Leased        July 31, 1997
GOVERNMENT FUNDING LOAN CENTER
999 Baker Way, Suite 290
San Mateo, CA 94404.......................   1996    $    0     1,043   Leased       March 31, 1997

---------------
(1) The book values of these branches acquired from UCSB have been presented before the application of negative goodwill. For financial statement purposes, the book values have been written down to zero at December 31, 1994.

ITEM 3.  LEGAL PROCEEDINGS

     In March 1996, the Company was named as a defendant in a lawsuit filed by a former employee in the United States District Court for the Central District of California. The plaintiff alleges breach of contract, among other things, and seeks payment of a commission of $3.9 million alleged to be due him for services rendered in connection with the GFC acquisition and punitive damages. The Company believes that it has meritorious defenses to the allegations and that the outcome of the matter will not have a material adverse effect on the consolidated financial position or results of operations of the Company. Accordingly, no provisions for losses have been recorded in the accompanying financial statements.

     With the exception of the aforementioned legal proceeding, the Company and its subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to their business. None of such litigation is expected to have a material impact on the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Price Range of and Market for Common Stock. The common stock of CENFED is traded in the over-the-counter market and is quoted by the National Association of Securities Dealers Automated Quotation System-National Market System ("NASDAQ/NMS") under the trading symbol of "CENF." The following table sets forth for the periods indicated the range of high and low closing sale prices of CENFED common stock as quoted on the NASDAQ/NMS, as adjusted to reflect a 10% stock dividend that took effect in May 1996:

                                                                      HIGH       LOW
                                                                     ------     ------
        YEAR ENDED DECEMBER 31, 1996:
          First Quarter............................................  $22.73     $20.45
          Second Quarter...........................................   23.41      20.75
          Third Quarter............................................   25.00      21.00
          Fourth Quarter...........................................   30.38      24.00
        YEAR ENDED DECEMBER 31, 1995:
          First Quarter............................................  $15.45     $13.18
          Second Quarter...........................................   18.64      15.00
          Third Quarter............................................   21.59      17.95
          Fourth Quarter...........................................   21.82      19.77

     Dividends. On April 30, 1992, CENFED's Board of Directors declared the Company's first cash dividend, payable on May 29, 1992. The following table sets forth the cash dividends per Common Share declared and paid by the Company during the last two fiscal years, adjusted to reflect a 10% stock dividend that took effect in May 1996:

            YEAR ENDED DECEMBER 31, 1996:
              First Quarter..............................................  $.082
              Second Quarter.............................................   .090
              Third Quarter..............................................   .090
              Fourth Quarter.............................................   .090

            YEAR ENDED DECEMBER 31, 1995:
              First Quarter..............................................  $.068
              Second Quarter.............................................   .082
              Third Quarter..............................................   .082
              Fourth Quarter.............................................   .082

     The Board of Directors contemplates the payment of future dividends only if warranted by the Company's consolidated earnings and financial condition and other relevant factors, including regulatory restrictions and tax consequences. There can be no assurance regard the timing or the amount, if any, of future dividends.

     The principal source of income to CENFED consists of dividends received from the Bank. Consequently, future declarations of cash dividends by CENFED will depend principally upon dividend payments by CenFed Bank to CENFED, which payments are subject to regulatory restrictions. CenFed Bank is also subject to the restriction that it will not be permitted to declare or pay a cash dividend on or repurchase any of its capital stock if the effect thereof would be to cause the regulatory capital of CenFed Bank to be reduced below the amount required for the liquidation account established in connection with the Conversion. See "Item 1. Business -- Regulation -- Restrictions on Dividends and Other Capital Distributions." In addition, distributions by CenFed Bank to its stockholder in excess of current earnings and profits for federal income tax purposes may result in a federal recapture tax. See "Item 1. Business -- Tax Matters."

     Number of Holders of Common Stock. As of February 28, 1997, the number of holders of record of CENFED's Common Stock was 5,231,747. The majority of the Company's stock is held in "street name" by nominees for the beneficial owners thereof.

ITEM 6.  SELECTED FINANCIAL DATA
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              AT DECEMBER 31,
                                       --------------------------------------------------------------
                                          1996         1995         1994         1993         1992
                                       ----------   ----------   ----------   ----------   ----------
FINANCIAL CONDITION DATA:
Total assets.........................  $2,184,647   $2,155,239   $1,849,683   $1,488,854   $1,181,475
Loans held for investment, gross(1):
Residential and commercial
  real estate........................  $1,293,387   $1,409,705   $1,231,249   $  849,378   $  712,478
Small business loans.................      92,779       71,423           --           --           --
Construction.........................       2,375        6,321        6,086        1,557        6,285
Home equity and property
  improvement........................       1,929        2,235        2,763        3,982        6,125
Consumer and other...................       2,483        2,887        3,928        2,579        3,421
                                       ----------   ----------   ----------     --------     --------
  Total gross loans held for
     investment......................  $1,392,953   $1,492,571   $1,244,026   $  857,496   $  728,309
                                       ==========   ==========   ==========     ========     ========
Mortgage-backed securities...........  $  442,015   $  341,288   $  315,753   $  375,905   $  362,338
Intangible assets, net...............  $      205   $      248   $      701   $    3,745   $    1,503
Total deposits.......................  $1,558,470   $1,551,329   $1,310,505   $1,040,181   $  817,852
Total borrowings.....................  $  497,868   $  473,352   $  436,112   $  354,658   $  284,396
Equity capital.......................  $  113,818   $  104,552   $   91,221   $   86,506   $   73,177
Equity to assets ratio...............        5.21%        4.85%        4.93%        5.81%        6.19%

                                                   AT OR FOR THE YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1996         1995         1994         1993         1992
                                       ----------   ----------   ----------   ----------   ----------
OPERATING DATA:
Interest and dividend income.........  $  157,083   $  136,449   $   99,137   $   86,488   $   90,858
Interest expense.....................     105,924       97,964       60,141       47,145       53,305
                                       ----------   ----------   ----------   ----------   ----------
Net interest income..................      51,159       38,485       38,996       39,343       37,553
Provisions for loan losses...........       8,050        2,900        2,300        4,075        4,099
                                       ----------   ----------   ----------   ----------   ----------
Net interest income after provisions
  for loan losses....................      43,109       35,585       36,696       35,268       33,454
                                        =========    =========    =========    =========    =========
Non-interest income..................      12,633        7,254        7,363        4,669        3,526
Operating expenses...................      44,067       33,151       32,069       25,527       25,968
                                       ----------   ----------   ----------   ----------   ----------
Net earnings.........................  $   11,338   $    7,197   $    8,998   $    8,608   $    6,947
                                        =========    =========    =========    =========    =========
PER SHARE DATA:
Net earnings.........................      $ 2.17       $ 1.42       $ 1.82       $ 1.83       $ 1.50
Dividends paid.......................      $ 0.35       $ 0.31       $ 0.25       $ 0.16       $ 0.09
Dividend payout ratio................       16.22%       21.66%       13.50%        9.12%        6.05%
Book value at December 31,...........      $22.08       $20.86       $18.58       $19.02       $16.12
Tangible book value at December
  31,................................      $22.04       $20.81       $18.44       $18.19       $15.79

                                                   AT OR FOR THE YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------------
                                          1996         1995         1994         1993         1992
                                       ----------   ----------   ----------   ----------   ----------
OTHER DATA:
Return on average assets.............        0.53%        0.36%        0.55%        0.66%        0.60%
Return on average equity.............       10.54%        7.46%       10.21%       11.13%        9.94%
Average tangible equity to average
  assets.............................        5.00%        4.82%        5.14%        5.63%        5.89%
Interest rate spread for period......        2.37%        2.01%        2.53%        3.16%        3.34%
Net yield on average interest earning
  assets.............................        2.54%        2.11%        2.60%        3.19%        3.44%
Average interest earning assets to
  average interest bearing
  liabilities........................      103.33%      101.89%      101.79%      101.01%      102.13%
Net interest income after provisions
  for loan losses to other
  expenses...........................       97.83%      107.34%      114.43%      138.16%      128.83%
Other expenses to average
  assets(2)..........................        2.05%        1.65%        1.95%        1.95%        2.25%
Nonperforming assets to total
  assets(3)..........................        1.46%        0.98%        1.10%        1.07%        1.86%
Loan originations(4).................    $138,579     $252,416     $567,869     $347,614     $251,616
Number of full service banking
  offices............................          18           18           20           18           16

---------------
(1) Loans held for investment are presented before adjustments for undisbursed loan funds, unearned fees, discounts and premiums, and allowances for losses.

(2) For the year ended December 31, 1996, operating expenses included a $9.1 non-recurring charge in connection with the recapitalization of the Savings Association Insurance Fund. Without this one-time charge, the ratio would have been 1.63%.

(3) Nonperforming assets include nonaccrual loans and restructured loans, real estate owned, leases receivable delinquent 90 days or more and repossessed automobiles.

(4) Originations in the years ended December 31, 1996, 1995, 1994, 1993, and 1992 included $36.5 million, $48.9 million, $40.0 million, $78.0 million, and $102.2 million, respectively, of loans held for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND ASSET QUALITY

  Operating Strategy

     The operating strategy of CENFED Financial Corporation (the "Company") consists of three primary elements: (i) acquiring assets providing net returns that satisfy the Company's rate of return requirements; (ii) focusing on retail deposit gathering as the principal source of funding; and (iii) increasing the efficiency of Company operations. In the past two years, the Company has emphasized an asset acquisition strategy that focuses on lines of business which management believes have higher risk-adjusted returns than residential mortgage lending.

     Acquiring assets providing returns that satisfy the Company's cost of capital requirements. The Company seeks assets that provide returns, on a credit risk-adjusted basis, that meet or exceed its cost of capital. In pursuit of this strategy, the Company identifies new lines of business in which it believes it can successfully serve customer niches at satisfactory returns. It also identifies current lines of business that no longer meet return requirements and exits those businesses. This strategy has been realized through the Company's entry into small business lending, primarily under lending programs sponsored by the United States Small Business Administration ("SBA"), and through the discontinuation of single family lending operations. The Company offers single family real estate loans through a referral relationship with a lender whose lending officers utilize office space in the Company's retail delivery system. The Company purchases packages of single family loans from other institutions from time to time. The Company continues to offer multifamily and commercial real estate loans (collectively referred to as "commercial real estate loans"), which management believes meet its return objectives. Small business loans and commercial real estate loans involved more credit risk than did single family lending and the Company's emphasis on these lines of business will increase the credit risk in the its loan portfolio. The increased credit risk requires higher levels of provisions for loan losses, but management believes the credit cost will be more than offset by higher returns.

     The decision to discontinue its single family wholesale lending operations at the end of 1995 was a major departure from the Company's prior operating strategy, which strongly emphasized this line of business. From 1992 through 1995, the Company invested significant resources in its wholesale lending operations to further its long-term goal of originating the majority of the adjustable-rate loans in its portfolio. Beginning in 1992, the Company established a wholesale lending program in response to the increasing share of loan volume being provided by mortgage brokers and correspondent financial intermediaries ("correspondents"). As the volume of adjustable rate loans began to decrease in the latter half of 1994 and shrunk further in 1995, the acquisition costs of wholesale-originated loans and the market rate terms under which such loans could be successfully offered in the marketplace were expected to generate returns below the levels required by the Company. Further, the long-term prospects for this line of business were not favorable, leading management to the decision to discontinue it.

     In June 1995, the Company acquired the loan portfolio of Government Funding of California Business and Industrial Corporation ("GFC"), a Los Angeles-based originator of business loans made under lending programs sponsored by the United States Small Business Administration ("SBA"). In connection with the transaction, the Company acquired $73.5 million of unguaranteed balances of SBA loans (subject to separate credit enhancement provisions provided by the seller), $286 million of SBA-guaranteed servicing balances, and $50 million of loan applications in process. The Company paid a $16 million premium in the transaction that was allocated among the retained loan balances, the servicing portfolio and the loan applications in process. Subsequent to the acquisition through the end of 1995, the Company funded $22.9 million and canceled $27.1 million of the loan applications in process.

     The mix of loans originated and purchased has been significantly altered by the strategic emphasis on risk-adjusted returns. The following charts compare the mix of loans originated for investment and for sale in 1994 and 1996 (dollars in thousands):

        Loan Type                 1994            1996
        ---------                 ----            ----
        Single Family ........  $523,808        $27,805
        Commercial ...........  $ 43,151        $63,498
        Small Business .......  $    910        $49,097

     Focusing on retail deposit gathering as the principal source of funding. The Company believes that deposits gathered through its retail delivery system are the most stable and economical source of funding for its operations in the long run. Gaining substantial market share and name recognition in the Southern California marketplace is particularly challenging due to the number of competitors and the presence of several large financial institutions in most of the same communities in which the Company has branch offices. In light of this challenge, the Company looks for opportunities to increase its market share in those communities where institutional name recognition is possible and franchise value is greatest.

     The Company uses consolidations, acquisitions, sales and exchanges of deposits to increase its average branch size and improve market share in selected communities. During the past three years, the Company has entered into a number of branching and deposit transactions that have furthered its market share increase objectives and have led to greater economies of scale. The following table sets forth branching and deposit transactions that the Company has consummated in the three years ended December 31, 1996:

                                                                 RETAIL DEPOSITS:
                                                                -------------------
                                                                ACQUIRED                  CHANGE IN
                                                                --------                  NUMBER OF
           FINANCIAL INSTITUTION                   DATE                       SOLD      RETAIL OFFICES
-------------------------------------------    -------------    (Dollars     ------     --------------
                                                                   in
                                                                millions)
United California Savings Bank ("UCSB")....    July 1994         $413.7          --           +8
California Federal Bank....................    October 1994          --      $ 97.6           -4
Coast Federal Bank.........................    October 1995      $208.8      $147.8           -2

     Through its acquisition of UCSB in 1994, the Company gained entrance into Riverside County and strengthened its presence in Orange County. The consummation of the UCSB acquisition increased the Company's retail deposit base sufficiently to enable the Company to dispose of four branch offices and exit the Central California market. The Company further improved its market share in Riverside County in October 1995 through a deposit exchange in which retail deposits were added to two existing branch offices and a new office location was acquired. In the October 1995 transaction, the Company also exited three locations which had undesirable size or geographic characteristics. Through a combination of internally-generated deposit activity and the deposit transactions, the Company's average deposits per retail location have increased from $49.1 million at December 31, 1993 to $74.0 million at December 31, 1996.

     Focusing on the efficiency of Company operations. The Company believes that it can achieve economies of scale primarily through asset growth and increasing the average size of its branch facilities. Asset growth and branching opportunities in recent years have been significant contributors to the achievement of these objectives and are expected to continue to be, as opportunities permit. As a result, the ratio of general and administrative expenses (excluding the deposit insurance recapitalization premium paid in 1996) to average assets -- one traditional measure of efficiency -- has fallen in each year, as illustrated in the following chart:

                                        (in billions)
        Year Ended December 31,         Average Assets          G&A Ratio
        -----------------------         --------------          ---------
                 1994 ................       $1.65                 1.95%
                 1995 ................       $2.00                 1.65%
                 1996 ................       $2.15                 1.63%

     Management believes that its cost containment efforts have led to a cost structure that cannot be significantly reduced so further improvements in the Company's efficiency will be dependent upon asset growth.

  Earnings Performance

     The Company's net earnings for 1996 totaled $11.3 million, compared to $7.2 million in 1995 and $9.0 million in 1994. Earnings per primary share in the years ended December 31, 1996, 1995 and 1994 were $2.17, $1.42 and $1.82, respectively. During the three-year period, the most significant influences on the Company's net earnings were the change in its net interest margin, the levels of provisions for loan losses and, in 1996, the gain from the sale of an office building.

     Management refines its evaluation of the Company's earnings performance by excluding certain "non-core" items which obscure the performance of its core lines of business. Core earnings exclude gains and losses on sales of investments and mortgage-backed securities, results of real estate operations and nonrecurring adjustments. The following table reconciles the Company's net earnings as reported in the consolidated statements of operations to core earnings, as defined by the Company:

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1996        1995       1994
                                                              -------     ------     ------
                                                                     (In thousands)
    Net earnings............................................  $11,338     $7,197     $8,998
    NON-CORE ELEMENTS, AFTER TAXES:
      Gain on sale of investments and MBS...................      652         48        758
      Income (loss) from real estate operations.............    1,907       (396)      (822)
      SAIF recapitalization assessment......................   (5,281)        --         --
      Extraordinary items...................................     (364)        --         --
      Nonrecurring adjustments..............................     (620)      (119)       218
      Adjustments to income taxes...........................    3,356         --         --
                                                              -------     -------    -------
         Non-core items, after taxes........................     (350)      (467)       154
                                                              -------     -------    -------
    CORE EARNINGS...........................................  $11,688     $7,664     $8,844
                                                              =======     ======     ======
      Core earnings per primary share.......................  $  2.24     $ 1.52     $ 1.79
                                                              =======     ======     ======

     Summarized statements of income, on a core-earnings basis, are as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1996        1995        1994
                                                           --------     -------     -------
                                                                    (In thousands)
    Net interest income..................................  $ 51,159     $38,485     $38,996
    PROVISIONS FOR LOAN LOSSES...........................    (8,050)     (2,900)     (2,300)
    NON-INTEREST INCOME..................................     8,221       7,854       7,474
    OPERATING EXPENSES...................................   (33,893)    (32,945)    (31,339)
    INCOME TAXES.........................................    (5,749)     (2,830)     (3,987)
                                                            -------     --------    --------
      NET EARNINGS.......................................  $ 11,688     $ 7,664     $ 8,844
                                                            =======     ========    ========

     Core earnings in 1996, compared to 1995, increased by 52% primarily due to a 32% increase in net interest income in 1996. Greater net interest income in 1996 than in 1995 more than offset increases in provisions for loan losses, operating expenses and income taxes. In 1995, compared to 1994, the Company's core earnings decreased by 13%, primarily due to a decrease in net interest income and increases in provisions for loan losses and operating expenses.

     Changes in elements of the income statement are described in greater detail in "-- Results of Operations."

  Analysis of Statement of Financial Condition

     Consolidated assets of the Company at December 31, 1996 increased by $29.6 million, or 1.4%, from the end of 1995, following a 16% increase in total assets at the end of 1995 over 1994. In 1996, the Company's loan portfolio decreased by $100.8 million and asset growth was achieved through increases in the mortgage-backed securities and investment securities portfolios of $100.7 million and $27.9 million, respectively. A decrease in the Company's originations and purchases of single family loans was the predominant reason that the loan portfolio shrank in 1996.

     The following tables sets forth significant changes in the Company's statement of financial condition:

                                                                 INCREASE (DECREASE) AT DECEMBER 31,
                                                                 -----------------------------------
                                                                 1996 VS. 1995         1995 VS. 1994
                                                                 -------------         -------------
                                                                           (In thousands)
Loans held for investment, net...........................          $(100,787)            $ 260,039
Mortgage-backed securities...............................            100,727                25,535
Investment securities....................................             27,941                19,147
All other, net...........................................              1,738                (2,983)
                                                                   ---------              --------
     Change in total assets..............................          $  29,619             $ 301,738
                                                                   =========              ========
Customer deposits accounts...............................          $   7,141             $ 240,824
Borrowings...............................................             24,516                37,240
Stockholders' equity.....................................              9,477                13,331
All other, net...........................................            (11,515)               10,343
                                                                   ---------              --------
     Change in total liabilities and equity..............          $  29,619             $ 301,738
                                                                   =========              ========

     Loans Held for Investment. Loans held for investment decreased by $100.8 million during 1996, compared to an increase of $260.0 million during 1995. In 1996, the Company's originations and purchases of loans held for investment totaled $123.7 million, compared to $384.6 million in 1995. The Company's discontinuation of wholesale-based single family lending at the end of 1995 led to a $115.7 million decline in single family originations. In addition, the Company's volume of loan purchases decreased by $161.3 million due to a lack of suitable loan packages at prices that would result in an acceptable risk-adjusted return. The Company's commercial real estate operations and small business lending operations generated loan origination increases of $3.5 million and $16.5 million, respectively, in 1996 compared to 1995.

     Loans held for investment increased by $260.0 million during 1995, compared to $381.2 million during 1994. In 1995, the Company's originations and purchases of loans held for investment totaled $384.6 million, compared to $619.5 million in 1994. The most significant component of the decrease in loan originations and purchases was due to a $260.4 million decrease in the single family product line. The effect of the commoditization of single family lending was strongly felt in 1995 as loan pricing was often unacceptable to the Company. In 1995, the Company's volume of small business loans increased by $22.4 million to $23.3 million, and the Company purchased $73 million of unguaranteed portions of loans made under SBA lending programs.

     Mortgage-backed securities. When loan originations and purchases are inadequate to maximize interest earning assets or meet other Company asset mix objectives, the Company frequently purchases mortgage-backed securities, which it designates as "available for sale". The Company seeks to maximize the size of its asset base, within the constraints necessary to maintain its regulatory designation as a "well-capitalized" institution. The Company holds its purchases of mortgage-backed securities available for sale in portfolio and may eventually sell them and use the proceeds to fund loans.

     During 1996, the Company's portfolio of mortgage-backed securities increased by $100.7 million, as the Company was unable to originate sufficient loan volumes during the year to meet its growth objectives. During 1995, growth in the Company's portfolio of mortgage-backed securities was more moderate due to higher loan originations and purchases that year.

     Investment Securities. With the exception of municipal tax advantaged securities and Federal Home Loan bank of San Francisco stock, the Company's investment securities are held to meet regulatory liquidity requirements. During 1996, the Company's investment security portfolio increased by $27.9 million, primarily due to an increase in holdings of U.S. Government obligations. In connection with an interest rate reduction strategy, the Company sold fixed rate mortgagebacked securities during 1996 and, in certain cases, reinvested the proceeds in U.S. Government obligations.

     Customer Deposit Accounts. As stated in its operating strategy, the Company believes that customer deposit accounts are the most valuable source of funding, in the long run. During 1996, customer deposit account balances increased by $7.1 million, consisting of a $19.3 million increase in brokered account balances and a $12.2 million decrease in retail account balances. Although total retail account balances declined, the Company's retail transaction account balances increased by $27.3 million as a result of the Company's greater emphasis on these types of accounts.

     During 1995, customer deposit account balances increased by $240.8 million. The principal elements of this increase were: $62.0 million of growth in retail customer deposits due to several popular accounts offered during the year; $60.1 million of net purchased deposits; $59.6 million of additional brokered/institutional deposits; and $59.1 million of interest credited to customer account balances.

     Borrowings. When it is unable to build its customer deposit account base to levels required to fund assets, the Company utilizes borrowings. The Company has traditionally relied upon borrowings from the FHLB of San Francisco as a significant source of funds. More recently, the Company has utilized securities sold under agreements to repurchase to a greater extent as a funding source to finance asset growth. In 1996, borrowing increased by $24.5 million, consisting of $49.0 million of additional FHLB advances, a decrease of $19.4 million of securities sold under agreements to repurchase, and a $5.1 million decrease in notes payable.

     In 1995, the Company's borrowings increased by $37.2 million, consisting of a $2.6 million increase in securities sold under agreements to repurchase, issuance of $17.8 million of seven-year senior debentures, a $34.2 million increase in FHLB advances, and a $200,000 reduction in notes payable.

     Stockholders' Equity. Stockholders' equity increased by $9.5 million in 1996, due primarily to $11.3 million of net earnings that was reduced by a $2.4 million decrease in the unrealized gain on securities available for sale. In 1995, stockholders' equity increased by $13.3 million, due primarily to $7.2 million of net income and a $6.8 million improvement in the unrealized gain on securities available for sale.

  Asset Quality

     Delinquent Loans. The Company's delinquency experience is affected by the value of the real estate securing its loans, the ability of borrowers to make increased payments under ARMs if interest rates increase and other factors that are not in the Company's control, such as national and local economic conditions. Total delinquent loans as a percentage of loans held for investment were 2.08% at December 31, 1996, representing a 65 basis point increase from the end of the previous year. In the two-year period ended December 31, 1996, the Company's delinquency experience has been characterized by steadily rising delinquencies, both in dollars and as a percentage of outstanding loans. In general, the source of this adverse trend has been the Company's single family loan portfolio, which has historically represented approximately two-thirds of the loan portfolio.

     The following table sets forth the Company's delinquent loans by type of loan, in dollars and as a percentage of the portfolio of loans held for investment and for sale, at the dates indicated:

                                                                   AT DECEMBER 31,
                                         -------------------------------------------------------------------
                                                1996                    1995                    1994
                                         -------------------     -------------------     -------------------
                                                       % OF                    % OF                    % OF
                                         PRINCIPAL     GROSS     PRINCIPAL     GROSS     PRINCIPAL     GROSS
                                          BALANCE      LOANS      BALANCE      LOANS      BALANCE      LOANS
                                         ---------     -----     ---------     -----     ---------     -----
                                                               (DOLLARS IN THOUSANDS)
LOANS DELINQUENT FOR:
  31-60 days.........................     $  7,012     0.47%      $  4,408     0.28%      $  1,765     0.13%
  61-90 days.........................        4,996     0.33%         1,790     0.11%         2,414     0.18%
  91 days and over...................       16,878     1.12%        15,173     0.95%         8,443     0.63%
                                           -------     ----        -------     ----        -------     ----
                                          $ 28,886     1.92%      $ 21,371     1.34%      $ 12,622     0.94%
                                           =======     ====        =======     ====        =======     ====
DELINQUENCIES, AS A PERCENTAGE OF
  PRODUCT LINE
  Single family......................     $ 20,483     2.11%      $ 15,404     1.37%      $  8,891     0.90%
  Commercial real estate.............        4,262     1.09%         3,222     0.88%         3,701     1.12%
  Small business.....................        4,122     3.07%         2,687     3.03%            --       --
  Other..............................           19     0.28%            58     0.51%            30     0.26%
                                           -------     ----        -------     ----        -------     ----
                                          $ 28,886     1.92%      $ 21,371     1.34%      $ 12,622     0.94%
                                           =======     ====        =======     ====        =======     ====

     The following chart sets forth delinquency trend information by loan type at the dates indicated:

     MEASUREMENT PERIOD
   (FISCAL YEAR COVERED)       SINGLE FAMILY     COMMERCIAL R/E    SMALL BUSINESS     TOTAL
DEC-94 .......................     0.89             1.12                  0            0.94
MAR-95 .......................     1.03             1.46                  0            1.12
JUN-95 .......................     1.15             1.21               1.27            1.16
SEP-95 .......................     1.43             1.10               2.47            1.41
DEC-95 .......................     1.37             0.88               3.03            1.34
MAR-96 .......................     1.62             1.30               2.72            1.61
JUN-96 .......................     1.72             2.04               2.52            1.86
SEP-96 .......................     1.88             2.02               3.20            2.02
DEC-96 .......................     2.11             1.09               3.07            1.93

     The preceding delinquency chart illustrates the strong correlation between the Company's delinquency trend in total and with respect to its single family loan portfolio. Even though there are signs that the Southern California economy has improved in 1996, the Company's single family delinquency experience has not improved accordingly. Management believes a number of factors are contributing to the unfavorable single family delinquency trend:

     - levels of consumer debt have been rising;

     - although real estate purchase volume has been rising, inventories of financial institution REO have been high enough to suppress sales prices;

     - certain single family borrowers may be experiencing financial difficulties associated with higher payments on ARMs arising from refinances prior to the rise in interest rates in 1994 and 1995 and may have, in some cases, exhausted their capacities to continue to make payments; and

     - lack of liquidity in single family homes prevents many borrowers from selling their homes and, with limited or no equity in their homes, many borrowers in such a situation are not able to resolve their delinquent loans, resulting in foreclosure.

     The following chart sets forth single family delinquencies by the year of the delinquent loans' origination and the percentage of loans outstanding from each year that were delinquent at December 31, 1996:

                    Delinquent Single           % of Outstanding Loans
                      Family Loans            Originated during the Year
                    -----------------         --------------------------
Before 1988 .......      $1,671                         3.32%
1988 ..............      $  982                         1.88%
1989 ..............      $1,391                         5.75%
1990 ..............      $    0                            -
1991 ..............      $1,394                         5.26%
1992 ..............      $4,519                         6.29%
1993 ..............      $2,747                         1.75%
1994 ..............      $4,992                         1.17%
1995 ..............      $2,207                         1.92%

     The years with the greatest dollars of delinquent single family loans were the years in which the Company's loan originations increased significantly. However, the loans on which the Company has experienced the worst rates of delinquency were originated in the 1989 - 1992 period, which is the time period most dramatically affected by the recession and decline in real estate values in Southern California. The exception is loans made in 1990, none of which were delinquent at the end of 1996. In the near future, management believes that single family delinquency rates may continue to rise because: (i) the seasoning of the loans made in 1993 - 1995 can be expected to result in higher levels of delinquency (based upon historical experience) and (ii) for certain borrowers whose loans are current at the present time, real estate sales appreciation may not occur rapidly enough to justify the economic effects of remaining in their homes.

     At December 31, 1996 and 1995, the Company's small business loan delinquencies included $739,000 and $105,000, respectively, of loan balances fully guaranteed by the SBA and $3.3 million and $2.6 million, respectively, of loan balances subject to private credit enhancement provisions.

     Commercial real estate loans, consisting of multifamily residential and commercial nonresidential loans, are subject to greater volatility due to the size of the individual loans. At December 31, 1996 and 1995, delinquent commercial real estate loans represented 1.09% and .88% of the commercial real estate portfolios at those respective dates. During 1996, delinquent commercial real estate loans increased during the first half of the year, then declined during the second half of the year such that the year-end delinquency rate increased by only 21 basis points. During 1995, the Company's general delinquency trend was downward, resulting in a 24 basis point decrease during the year.

     Nonperforming Assets. In general, the Company's nonperforming assets reflect the trends previously described with respect to loan delinquencies. The following table sets forth the Company's nonperforming asset activity for the years ended December 31, 1996 and 1995:

                                                            FOR THE YEARS ENDED
                                    -------------------------------------------------------------------
                                           DECEMBER 31, 1996                  DECEMBER 31, 1995
                                    --------------------------------   --------------------------------
                                    NONACCRUAL                         NONACCRUAL
                                      LOANS        REO       TOTAL       LOANS        REO       TOTAL
                                    ----------   --------   --------   ----------   --------   --------
                                                              (In thousands)
Balance, beginning of year........   $ 14,841    $  6,236   $ 21,077    $ 10,515    $  9,826   $ 20,341
Additions:
  Single family (1)...............     20,843          --     20,843      12,331                 12,331
  Commercial real estate..........     16,438          --     16,438       4,051                  4,051
  Small business (1)..............      6,512          --      6,512         173                    173
  Other (1).......................         33          --         33          --                      0
                                    ----------   --------   --------   ----------   --------   --------
                                       43,826          --     43,826      16,555                 16,555
                                    ----------   --------   --------   ----------   --------   --------
Foreclosures:
  Single family...................    (14,746)     10,556     (4,190)     (7,399)      5,463     (1,936)
  Commercial real estate..........    (10,251)      7,445     (2,806)     (3,166)      1,578     (1,588)
  Small business..................     (1,776)         --     (1,776)         --          --          0
                                    ----------   --------   --------   ----------   --------   --------
                                      (26,773)     18,001     (8,772)    (10,565)      7,041     (3,524)
                                    ----------   --------   --------   ----------   --------   --------
Negotiated Settlements and Holding
  Period Writedowns:
  Single family (2)...............     (3,206)       (385)    (3,591)       (227)       (103)      (330)
  Commercial real estate (3)......       (913)        (17)      (930)         --         (16)       (16)
  Small business..................       (413)         --       (413)        (54)         --        (54)
  Other...........................        (40)         --        (40)         --          --         --
                                    ----------   --------   --------   ----------   --------   --------
                                       (4,572)       (402)    (4,974)       (281)       (119)      (400)
                                    ----------   --------   --------   ----------   --------   --------
REO Sales:
  Single family...................         --      (7,729)    (7,729)         --      (5,913)    (5,913)
  Commercial real estate..........         --      (6,913)    (6,913)         --      (4,881)    (4,881)
                                    ----------   --------   --------   ----------   --------   --------
                                           --     (14,642)   (14,642)         --     (10,794)   (10,794)
                                    ----------   --------   --------   ----------   --------   --------
Loans Brought Current:
  Commercial real estate..........     (4,233)         --     (4,233)     (1,360)         --     (1,360)
  Small business..................     (1,535)         --     (1,535)         --          --         --
  Other...........................        (29)         --        (29)         --          --         --
                                    ----------   --------   --------   ----------   --------   --------
                                       (5,797)         --     (5,797)     (1,360)         --     (1,360)
                                    ----------   --------   --------   ----------   --------   --------
Other Changes, net:
  Single family...................        (23)        683        660          (4)                    (4)
  Commercial real estate..........         --         590        590          (3)        282        279
  Small business and other........         --          --         --         (16)
                                    ----------   --------   --------   ----------   --------   --------
                                          (23)       1273       1250         (23)        282        259
                                    ----------   --------   --------   ----------   --------   --------
BALANCE, END OF YEAR..............   $ 21,502    $ 10,466   $ 31,968    $ 14,841    $  6,236   $ 21,077
                                     ========    ========   ========    ========    ========   ========

---------------
(1) For single family, small business and other loans, the additions figure represents the net change from additions and loans brought current.

(2) Represents single family nonaccrual loans resolved through a negotiated payoff in an amount less than the borrowers' contractual obligations to the Company.

(3) For nonaccrual loans, represents loan balances charged-off on loans that remain in nonaccrual status.

     At December 31, 1996, the Company's nonaccrual loans consisted of 91 single family residential real estate loans, 26 small business loans, 4 multifamily residential loans, 2 commercial real estate loans and 4 consumer loans. At that date, the Company had no loans still accruing that were more than 90 days delinquent. At December 31, 1996, real estate owned included 54 properties secured by single family residential real estate, 2 properties secured by multifamily residential real estate and 2 properties secured by commercial real estate. At December 31, 1996, 1995 and 1994, the Company had one loan considered a troubled debt restructuring due to a principal charge-off resulting from damage to the real estate collateral from the 1994 earthquake in Los Angeles.

     Allowances for Loan Losses. The Company maintains specific allowances for loan losses related to particular identified assets and general allowances for loan losses. An analysis of the activity in the allowance for loan losses follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
                                                                        (In thousands)
Balance, beginning of year....................................  $12,789     $12,529     $ 8,832
Provisions for loan losses....................................    8,050       2,900       2,300
Acquisitions/Purchases........................................       --         500       6,052
Recoveries from lease reserve.................................       16          11         353
Recoveries....................................................    1,833       1,390         554
Charge-offs...................................................   (9,200)     (4,541)     (5,562)
                                                                -------     -------     -------
Balance, end of year..........................................  $13,488     $12,789     $12,529
                                                                =======     =======     =======

     The following table sets forth the Company's net charge-offs by loan types for the periods indicated:

                                                                    YEARS ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                  1996        1995        1994
                                                                 ------      ------      ------
                                                                         (In thousands)
Single family..................................................  $3,673      $1,807      $1,538
Commercial real estate.........................................   3,610       1,295       3,431
Small business.................................................      56          --          --
Other..........................................................      28          49          39
                                                                 ------      ------      ------
                                                                 $7,367      $3,151      $5,008
                                                                 ======      ======      ======

     During 1996, the Company's net charge-offs of single family loan balances totaled $3.7 million, related to 157 properties. For the year, the Company experienced an average loss of 23% of its investment in single family REO (consisting of unpaid loan principal, advanced taxes and insurance and capitalized improvements) upon disposition. During 1995, the Company's average loss was 23.5% of its investment in the single family REO.

     In 1996, the Company recorded net charge-offs of $3.6 million on its commercial real estate property loan portfolio. During the year, 16 properties were repossessed and $3.5 million charged off. The average loss on multifamily residential properties disposed of during 1996 amounted to 39% of the Company's investment in the foreclosed loans, compared to 34.1% during 1995.

     The Company evaluates the adequacy of its allowance for loan losses on at least a quarterly basis. The adequacy of the allowance is measured by comparing the amount of the allowance reflected on the Company's balance sheet to the amount determined to be required by examination of the loan portfolio, including the portions of the loan portfolio classified in accordance with regulatory requirements as special mention, substandard, doubtful or loss (collectively, "criticized loans") and nonperforming loans. The ratio of the allowance to the aggregate amount of criticized loans and to the aggregate amount of nonperforming loans can be affected in unpredictable ways by the specific assets which comprise criticized loans and nonperforming loans and by allowances for losses that are allocated to loans, including criticized loans, that are not nonperforming loans. Accordingly, the Company does not use the ratio of the allowance to aggregate criticized loans or to aggregate nonperforming loans, standing alone, as a measure of the adequacy of the allowance for loans losses.

     At December 31, 1996, the allowance for loan losses totaled $13.5 million and represented .90% of total loans held for investment and for sale. One year earlier, the allowance for loan losses totaled $12.8 million and represented
 .80% of loans held for investment and for sale.

     The following table sets forth activity in the allowance for loan losses, by type of loan, for the years ended December 31, 1996 and 1995:

                                           SINGLE     COMMERCIAL       SMALL
                                           FAMILY     REAL ESTATE     BUSINESS     OTHER(1)      TOTAL
                                           ------     -----------     --------     --------     -------
Balance, 12/31/94........................  $2,629       $ 9,807            --        $ 93       $12,529
  Provisions (reductions credited) for
     loan losses.........................   3,221        (1,510)        1,130          59         2,900
  Acquisitions and purchases.............                                 500                       500
  Allowance for lease losses
     recoveries..........................                                              11            11
  Charge-offs............................  (2,163)       (2,329)           --         (49)       (4,541)
  Recoveries.............................     356         1,034            --          --         1,390
                                           ------        ------        ------         ---       -------
BALANCE, 12/31/95........................   4,043         7,002         1,630         114        12,789
  PROVISIONS FOR LOAN LOSSES (REDUCTIONS
     CREDITED)...........................   3,622         3,950           507         (29)        8,050
  ALLOWANCE FOR LEASE LOSSES
     RECOVERIES..........................                                              16            16
  CHARGE-OFFS............................  (4,539)       (4,062)         (565)        (34)       (9,200)
  RECOVERIES.............................     866           452           509           6         1,833
                                           ------        ------        ------         ---       -------
BALANCE, 12/31/96........................  $3,992       $ 7,342        $2,081        $ 73       $13,488
                                           ======        ======        ======         ===       =======

---------------
(1) Other consists of construction and consumer loans.

     Even though the amount of the allowance for loan losses allocated to the single family loan portfolio was largely unchanged from the beginning of 1996 to the end of 1996, the percentage of the allocated allowance to outstanding single family loans increased by five basis points. The increase is the result of two factors: (i) the amounts of single family loan balances classified as "special mention" or "substandard" were greater at the end of 1996 than at the beginning of the year and progressively greater percentages of the loan loss allowance are allocated to these designations and (ii) the Company increased the allocation factors for "special mention" and "substandard" loans during the year in concert with the results of the Company's migration analysis. The migration analysis is a statistical tool for forecasting future potential loan losses based on historical loss patterns.

     The Company's allowances for loan losses allocated to its commercial real estate loan portfolio increased due to growth in the portfolio during 1996. The allowance for loan losses allocated to commercial real estate loans was 1.88% of outstanding loans at December 31, 1996, representing a three basis point decrease from the allocation at the end of the prior year.

     The Company's small business loan portfolio was allocated $2.1 million of allowances for loan losses at December 31, 1996, representing a 27.7% increase from the end of the previous year. As a percentage of small business loans, the allowance was 1.55% at December 31, 1996, compared to 1.84% one year earlier. During 1996, the Company's balances of loans fully-guaranteed by the SBA increased from $17.3 million at the beginning of the year to $41.5 million at the end of the year. The Company does not allocate allowances for loan losses to these loans. During 1996, the Company increased the allocation percentage of allowances on the loans it purchased from Government Funding Corporation in 1995. At December 31, 1996 and 1995, the allowance allocation percentages were 2.06% and 1.70%, respectively, resulting in loan loss allowance allocations of $1.2 million and $1.2 million, respectively. The Company increased the allocation due to regulators' concerns about the loss indemnification features of the purchase agreement in the absence of a collection history. During 1996, the Company billed to and received from the guarantor all funds due in accordance with the credit enhancement provisions of the purchase agreement.

CAPITAL RESOURCES AND LIQUIDITY

     The primary sources of liquidity for the Company include scheduled and unscheduled payments on loans, proceeds from sales of investment securities, mortgage-backed securities and loans, cash flows generated from operations, and increases in deposits, FHLB advances and other borrowings.

     The Company offers fixed rate loans to its customers so as to remain competitive but generally sells them in the secondary market. In addition, the Company also purchases ARMs in the secondary market to meet asset growth and earnings objectives. In the years ended December 31, 1996, 1995, and 1994, the Company received $11.6 million, $27.9 million and $261.2 million, respectively, in funds from the sales of loans held for sale. In 1994, loan sales included $206.7 million of loans acquired from UCSB that were subject to sales commitments at acquisition; without these loans, the proceeds from loan sales in 1994 would have been $54.5 million. In addition, the Company received $3.9 million, $1.5 and $1.0 million of proceeds from the sales of loans and participating interests in loans in the held for investment portfolio in the year ended December 31, 1996, 1995 and 1994, respectively.

     Proceeds from the sales of mortgage-backed securities and investment securities for the years ended December 31, 1996, 1995, and 1994 totaled $290.2 million, $66.7 million, and $213.9 million, respectively. Although the Company's portfolio of mortgage- backed securities grew during 1996, the Company's sales of mortgage-backed securities increased significantly due to portfolio restructuring activities during the year in connection with interest rate risk reduction objectives. The Company sold securities with less favorable interest rate risk characteristics and reinvested in securities that improved the Company's interest rate risk profile.

     Principal repayments on loans and mortgage-backed securities were $271.8 million, $186.0 million, and $215.6 million for the years ended December 31, 1996, 1995, and 1994, respectively. The repayment rate on the Company's loan portfolio increased substantially during 1996. For the years ended December 31, 1996, 1995 and 1994, repayments of loans held for investment represented 12.9%, 9.9% and 15.4%, respectively, of the loan portfolio balances at the beginning of the respective years.

     Customer deposit accounts, the Company's primary source of funds, represented approximately 76% of interest bearing liabilities at both December 31, 1996 and 1995. The percentage of retail customer deposits (deposits not acquired through the Company's money desk operations) to interest bearing liabilities was 64.8% and 66.4% at December 31, 1996 and 1995, respectively. For the years ended December 31, 1996, 1995 and 1994, the net increases in customer deposit accounts was $8.1 million, $183.8 million and $270.3 million, respectively. During those same respective periods, the Company's deposit purchases, net of deposit sales, totaled zero, $59.6 million and $311.9 million.

     During periods of asset expansion when net deposit flows and increases in stockholders' equity are not sufficient to fund desired levels of growth, the Company may borrow funds from a variety of sources. In the years ended December 31, 1996, 1995 and 1994, the Company increased its total borrowings by $24.5 million, $37.2 million and $81.5 million, respectively. Increases in FHLB advances in those same periods totaled $49.0 million, $34.8 million and $13.2 million, respectively. In addition, the Company frequently borrows funds in the form of repurchase agreements. In the years ended December 31, 1996, the Company decreased its borrowings under agreements to repurchase by $19.4 million. During 1995 and 1994, the Company increase this type of borrowing by $2.6 million and $53.1 million, respectively.

     Savings institutions must, by regulation, maintain liquidity of 5% and short-term liquidity of 1% of deposits and short-term borrowings. Liquidity is measured by cash and certain investments which are not committed, pledged, or required to liquidate specific liabilities. Short-term liquidity is generally measured by such assets which have maturities of 12 months or less. For the calculation period including December 31, 1996, the liquidity and short-term liquidity ratios for the Company were 5.7% and 2.6%, respectively.

ASSET/LIABILITY MANAGEMENT

     Since the mid-1980's, the Company has emphasized the origination of ARMs for portfolio retention to reduce the sensitivity of its earnings to interest rate fluctuations. Interest rate "gap" analysis is a common, but imperfect, measure of interest rate risk which measures the relative dollar amounts of interest earning assets and interest bearing liabilities which reprice within a specific time period, either through maturity or rate adjustment. The "gap" is the difference between the amounts of such assets and liabilities that are subject to such repricing. A "positive" gap for a given period means that the amount of interest earning assets maturing or otherwise repricing within that period exceeds the amount of interest bearing liabilities maturing or otherwise repricing within the same period. Accordingly, in a rising interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a greater increase in the yield of its assets relative to the cost of its liabilities. Conversely, the cost of funds for an institution with a positive gap would generally be expected to decline less quickly than the yield on its assets in a falling interest rate environment. Changes in interest rates generally have the opposite effect on an institution with a "negative" gap. At December 31, 1996, the Company's one year gap was a positive 23.1% of assets.

     There are fairly significant shortcomings inherent in this simplified gap analysis, however, that may result in an institution with a nominally positive gap having interest rate behavior associated with a negative gap. Among the factors that the gap analysis does not reflect are:

     (i) restrictions on maximum changes in rates at date of repricing -- certain assets, such as ARMs, have features which limit increases and decreases in interest rates on both a short-term basis and over the lives of the assets (generally referred to as "interest rate caps" and "interest rate floors");

     (ii) rate-sensitivity of index upon which ARMs are based -- interest rates on certain types of assets and liabilities typically fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag changes in general market rates, as is the case with ARMs with interest rate adjustments tied to an index published by the FHLB of San Francisco, which tends to lag changes in general market rates of interest and thus react more slowly to such changes than does the Company's actual cost of funds;

     (iii) frequency of repricing -- a further delay in the ability of the Company's ARMs to react to changes in general market rates may be expected because the interest rate on a substantial portion of the ARMs adjusts quarterly or semi-annually; and

     (iv) introductory interest rates -- at certain times, the Company's new loans have introductory interest rates that are lower than the loans' general rate terms would provide. While the period during which such introductory interest rates are in effect is limited, the introductory interest rates have the effect of reducing the net interest income earned by the Company as compared with what would be earned were such introductory rates not offered.

     In the event of a change in interest rates, prepayments of ARMs and early withdrawals of deposits could also deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debt may also decrease in the event of an interest rate increase.

     The following table sets forth the amount of interest earning assets and interest bearing liabilities outstanding at December 31, 1996 which are expected to reprice or mature in each of the future time periods shown.

                                               MORE        MORE        MORE        MORE
                                    6         THAN 6      THAN 1      THAN 3      THAN 5
                                  MONTHS     MONTHS TO   YEARS TO    YEARS TO    YEARS TO   OVER 10
                                 OR LESS      1 YEAR      3 YEARS     5 YEARS    10 YEARS    YEARS      TOTAL
                                ----------   ---------   ---------   ---------   --------   -------   ----------
                                                             (Dollars in Thousands)
INTEREST EARNING ASSETS:
  Federal funds sold........... $    7,500   $       0   $       0   $       0   $      0   $     0   $    7,500
  Investment securities
    available for sale, at fair
    value......................     58,032      10,005           0           0      1,261    74,502      143,800
  MBS available for sale, at
    fair value.................    388,384      35,841      14,930       2,860          0         0      442,015
  Loans held for sale, at lower
    of cost or fair value......     92,982      10,012       3,915       2,054        320       368      109,651
  Loans held for
    investment, net............  1,056,130     169,096      75,305      58,752     12,685    19,339    1,391,307
  Investment in FHLB stock, at
    cost.......................     17,919           0           0           0          0         0       17,919
                                ----------   ---------   ---------   ---------   --------   -------   ----------
    TOTAL INTEREST EARNING
      ASSETS................... $1,620,947   $ 224,954   $  94,150   $  63,666   $ 14,266   $94,209   $2,112,192
                                ==========   =========   =========   =========   ========   =======   ==========
INTEREST BEARING LIABILITIES:
  Customer deposit accounts.... $  650,910   $ 301,745   $ 321,306   $ 168,057   $ 71,187   $45,265   $1,558,470
  Securities sold under
    agreement to repurchase....    130,639           0           0           0          0         0      130,639
  Notes payable................          0           0           0           0     17,750         0       17,750
  FHLB advances................    190,900      83,579      75,000           0          0         0      349,479
                                ----------   ---------   ---------   ---------   --------   -------   ----------
    TOTAL INTEREST BEARING
      LIABILITIES.............. $  972,449   $ 385,324   $ 396,306   $ 168,057   $ 88,937   $45,265   $2,056,338
                                ==========   =========   =========   =========   ========   =======   ==========
Interest sensitivity gap
  per period................... $  648,498   $(160,370)  $(302,156)  $(104,391)  $(74,671)  $48,944   $   55,854
Cumulative interest
  sensitivity gap.............. $  648,498   $ 488,128   $ 185,972   $  81,581   $  6,910   $55,854           --
Cumulative gap as a percent of
  total interest earning.......      30.70%      23.11%       8.80%       3.86%      0.33%     2.64%          --
Cumulative interest sensitive
  assets as a percent of
  interest sensitive
  liabilities..................     166.69%     135.95%     110.60%     104.24%    100.34%   102.72%          --

     Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the asset or liability. For one- to four-family residential fixed rate mortgages, the assumed average annual prepayment rate was 19%. Prepayment rates on other fixed rate mortgage loans ranged from 6% to 13%, with an average of 6.4%. Loans with adjustable rates are shown as being due in the next adjustment period. Withdrawal rates on the Company's regular passbook savings, money-market deposits, NOW and checking accounts, which totaled $321.4 million at December 31, 1996, were based on statistics developed with the Office of Thrift Supervision Net Portfolio Value Model. The interest rate sensitivity of the Bank's assets and liabilities illustrated on the previous page would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

     Net Portfolio Value. Another method of analyzing a financial institution's interest rate risk is by measuring the change in net portfolio value ("NPV") under various interest rate scenarios. NPV represents the difference between the fair values of assets and the fair values of liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in that scenario. The sensitivity measure is the decline in the NPV ratio in basis points, caused by a 200 basis point, instantaneous increase or decrease in interest rates, whichever produces a greater decline. The higher an institution's sensitivity measure is, the greater its exposure to interest rate risk.

     On a quarterly basis, the Office of Thrift Supervision produces an analysis on the above basis using its internal model. The Company also calculates its NPV ratio utilizing a simulation program. Due to differences in assumptions used to calculate the fair values of the assets, liabilities and off-balance sheet contracts, the OTS model may generate different results from the Company's.

     As of December 31, 1996, the Company's sensitivity measure as calculated by the Company was 20%, compared to 20% as calculated by the OTS.

     Hedging Activities. In addition to managing its exposure to interest rate risk through asset and liability acquisition and disposition activities, the Company purchased interest rate cap contracts in 1996. The interest rate cap contracts were intended to limit the adverse effects of lifetime interest rate maximums on certain LIBOR-based ARMs in the Company's loan portfolio. The Company purchased two interest rate cap contracts with the following characteristics:

            Notional Amount...........................   $200 million     $75 million
            Strike Rate...............................          7.50%           7.00%

     Under the interest rate cap contracts, if the LIBOR rate exceeds 7%, then the Company will receive a stream of interest payments representing the difference between the actual LIBOR rate and 7%, based upon a notional amount of $75 million. If the LIBOR rate exceeds 7.5%, then the Company also will receive, a payment stream representing the difference between the actual LIBOR rate and 7.5%, based upon a notional amount of $200 million.

     The initial cost of the three-year interest rate cap contracts was $2.9 million, which is being charged to interest income on a pro rata basis over the lives of the contracts.

     The market value of the loans being hedged will likely exhibit more volatility than will their hedge instrument counterparts. For example, when market yields decline, the increase in value of the loans being hedged can be expected to exceed the decline in the value of the hedging instruments. Conversely, when market yields rise, the decline in the value of the loans being hedged can be expected to exceed the gain in value of the hedging instruments.

ANALYSIS OF NET INTEREST INCOME

     General. The Company's results of operations are primarily dependent upon net interest income, which is the difference between income derived from interest earning assets and the interest expense on interest bearing liabilities. Net interest income is affected by both (i) the difference between the rates of interest earned on interest earning assets and the rates paid on interest bearing liabilities (the "interest rate spread") and (ii) the relative amounts of interest earning assets and interest bearing liabilities, which is sometimes referred to as the "net earning balance."

     Average Balances, Interest Rates and Yields. The following table sets forth information concerning the Company's interest earning assets, interest bearing liabilities, net interest income, interest rate spreads and interest rate margins during the periods indicated. Average balances were calculated using the average daily balance method.

                                       YEAR ENDED DEC. 31, 1996        YIELD/RATE       YEAR ENDED DEC. 31, 1995
                                   ---------------------------------       AT       ---------------------------------
                                    AVERAGE                AVERAGE    DECEMBER 31,   AVERAGE                AVERAGE
                                    BALANCE     INTEREST  YIELD/RATE      1996       BALANCE     INTEREST  YIELD/RATE
                                   ----------   --------  ----------  ------------  ----------   --------  ----------
                                                                                          (DOLLARS IN THOUSANDS)
INTEREST EARNING ASSETS:
  Short-term investments(1)...  $   13,624      $    694     5.09%      6.21%        $   13,116   $    795      6.06%
  Investment securities held
    to maturity and available
    for sale(2)...............     130,426         9,241     7.09%      6.60%           127,550      9,072      7.11%
  MBS held to maturity and
    available for sale........     393,005        28,254     7.19%      7.01%           333,620     23,527      7.05%
  Loans held for investment
    and held for sale(3)......   1,543,579       120,616     7.81%      7.84%         1,453,284    105,164      7.24%
                                ----------      --------                             ----------   --------
    Total interest earning
      assets..................   2,080,634       158,805     7.63%      7.56%         1,927,570    138,558      7.19%
  Non-interest earning
    assets...                       66,371           --                                  75,567         --
                                ----------      --------                             ----------   --------
      Total..................   $2,147,005      $158,805                             $2,003,137   $138,558
                                ----------      --------                             ----------   --------
INTEREST BEARING LIABILITIES:
  Customer deposit accounts..   $1,556,497      $ 79,286     5.09%      5.05%         $1,440,191  $ 71,130      4.94%
  Short-term borrowings......      114,852         6,442     5.61%      5.47%            167,668    10,371      6.19%
  FHLB advances..............      321,878        17,897     5.56%      5.52%            261,119    13,972      5.35%
  Notes payable..............       20,375         2,299    11.28%     11.04%             22,924     2,491     10.87%
                                ----------      --------                              ----------  --------
     Total interest bearing
       liabilities...........    2,013,602       105,924     5.26%      5.21%          1,891,902    97,964      5.18%
  Non-interest bearing
    liabilities..............       25,833            --                                  14,715        --
  Retained earnings --
    substantially restricted.      107,570            --                                  96,520        --
                                ----------      --------                              ----------  --------
      Total..................   $2,147,005      $105,924                              $2,003,137  $ 97,964
                                ----------      --------                              ----------  --------
Net interest income/interest
  rate spread(4).............                 $   52,881     2.37%      2.35%                     $ 40,594      2.01%
Net interest earning assets/
  net interest margin(5).....   $   67,032                   2.54%      2.49%         $   35,668                2.11%





                                                YEAR ENDED DEC. 31, 1994
                                              ---------------------------------
                                               AVERAGE                AVERAGE
                                               BALANCE     INTEREST  YIELD/RATE
                                              ----------   --------  ----------

INTEREST EARNING ASSETS:
  Short-term investments(1)...                $    4,251   $    157      3.69%
  Investment securities held
    to maturity and available
    for sale(2)...............                   117,841      8,517      7.23%
  MBS held to maturity and
    available for sale........                   348,091     23,417      6.73%
  Loans held for investment
    and held for sale(3)......                 1,112,745     69,266      6.22%
                                               ---------  ---------      -----
      Total interest earning
        assets...............                  1,582,928    101,357      6.40%
  Non-interest earning
    assets...................                     64,134         --
                                              ----------  ---------
      Total...................                $1,647,062    101,357
                                              ----------  ---------
INTEREST BEARING LIABILITIES:
  Customer deposit accounts..                 $1,172,785   $ 42,743      3.64%
  Short-term borrowings......                    131,477      5,933      4.51%
  FHLB advances..............                    244,809     11,009      4.50%
  Notes payable..............                      6,068        456      7.51%
                                             -----------   --------   --------
      Total interest bearing
        liabilities.........                   1,555,139     60,141      3.87%
  Non-interest bearing
    liabilities.............                       3,821         --
  Retained earnings --
    substantially
    restricted..............                      88,102         --
                                              ----------   --------
      Total.................                  $1,647,062   $ 60,141
                                              ----------   --------
Net interest income/
  interest rate spread(4)...                                $ 41,216      2.53%
Net interest earning
  assets/net interest
  margin(5)................                    $   27,789                 2.60%



---------------

1) Short-term investments includes federal funds sold, certificates of deposit and repurchase agreements.

2) Investment securities at and for the years ended December 31, 1996, 1995 and 1994 include tax-exempt securities which have been presented on a fully taxable-equivalent basis by increasing interest income by $1,722,000, $2,109,000, and $2,220,000 respectively, and applying the federal statutory tax rate.

3) Loans held for investment includes nonaccrual loans. For nonaccrual loans, interest income is recorded on a cash basis.

4) Interest rate spread represents the difference between the average rate on interest earning assets and the average cost of interest bearing liabilities.

5) Net interest margin represents net interest income divided by average interest earning assets.

     Rate/Volume Analysis. The following table analyzes the dollar amount of changes in interest income and interest expense for major components of interest earning assets and interest bearing liabilities. The tables distinguishes between (i) changes attributable to rate (change in rate multiplied by prior volume), (ii) changes attributable to volume (changes in volume multiplied by prior rate) and (iii) net change (the sum of the previous columns). The net changes attributable to the combined effect of volume and rate, which cannot be segregated, have been allocated proportionately to the changes due to volume and to rate.

                                                      COMPARATIVE YEARS ENDED DECEMBER 31,
                                            --------------------------------------------------------
                                                  1996 VS. 1995                 1995 VS. 1994
                                               INCREASE (DECREASE)           INCREASE (DECREASE)
                                                 ATTRIBUTABLE TO               ATTRIBUTABLE TO
                                            --------------------------   ---------------------------
                                            VOLUME     RATE      NET     VOLUME     RATE       NET
                                            -------   ------   -------   -------   -------   -------
                                                                 (In Thousands)
INTEREST INCOME ON INTEREST EARNING
  ASSETS:
  Short-term investments(1)...............  $    17   $ (118)  $  (101)  $   487   $   151   $   638
  Investment securities held to maturity
     and available for sale(2)............       40      225       265       573       158       731
  MBS held to maturity and available for
     sale.................................    4,253      474     4,727      (996)    1,106       110
  Loans held for investment and held for
     sale.................................    6,816    8,636    15,452    23,448    12,450    35,898
  Investment in stock FHLB, at cost.......      119      172       291       (37)      (28)      (65)
                                            -------   ------   -------   -------   -------   -------
     Total interest income on interest
       earning assets.....................   11,245    9,389    20,634    23,475    13,837    37,312
                                            -------   ------   -------   -------   -------   -------
INTEREST EXPENSE ON INTEREST BEARING
  LIABILITIES:
  Customer deposit accounts...............    5,931    2,225     8,156    11,099    17,288    28,387
  Short-term borrowings...................   (3,024)    (905)   (3,929)    1,891     2,547     4,438
  FHLB advances...........................    3,359      566     3,925       769     2,194     2,963
  Notes payable...........................     (283)      91      (192)    1,754       281     2,035
                                            -------   ------   -------   -------   -------   -------
     Total interest expense on interest
       bearing liabilities................    5,983    1,977     7,960    15,513    22,310    37,823
                                            -------   ------   -------   -------   -------   -------
          Net interest income.............  $ 5,262   $7,412   $12,674   $ 7,962   $(8,473)  $  (511)
                                            =======   ======   =======   =======   =======   =======

---------------
(1) Short-term investments includes federal funds sold, certificates of deposit and repurchase agreements.

(2) For purposes of computing the rate and volume related variances in net interest income, the municipal bonds have been treated on a non-tax equivalent yield basis.

     RESULTS OF OPERATIONS

     The Company's net earnings have historically been affected by fluctuations in interest rates, gains and losses recognized on sales of loans, mortgage-backed securities and investment securities, provisions for loan losses and real estate operations.

     Net Interest Income. Net interest income for the years ended December 31, 1996, 1995 and 1994 totaled $51.2 million, $38.5 million and $39.0 million, respectively. The Company's net interest margin in those same periods was 2.54%, 2.11% and 2.60%, respectively. The following chart sets forth the yield on interest earning assets and the cost of interest bearing liabilities, with the net interest spread representing the area between the two, for the twelve quarters ended December 31, 1996:

                                Yield on                      Cost of
   Period               Interest-Earning Assets     Interest-Bearing Liabilities
   ------               -----------------------     ----------------------------
   Q1-94 ..............         6.44%                           3.67%
   Q2-94 ..............         6.24%                           3.67%
   Q3-94 ..............         6.43%                           3.82%
   Q4-94 ..............         6.46%                           4.21%
   Q1-95 ..............         6.77%                           4.76%
   Q2-95 ..............         7.03%                           5.16%
   Q3-95 ..............         7.36%                           5.35%
   Q4-95 ..............         7.54%                           5.38%
   Q1-96 ..............         7.57%                           5.32%
   Q2-96 ..............         7.74%                           5.22%
   Q3-96 ..............         7.68%                           5.22%
   Q4-96 ..............         7.54%                           5.27%

     During 1994 and 1995, the degree to which the Company's cost of funds rose exceeded the degree to which yields on its adjustable rate assets increased, resulting in a reduction in the net interest spread. Typically, changes in the Company's interest rate spread lag general market interest rate changes because:
(i) many of the Company's ARM loans do not reprice on a monthly basis; (ii) most are tied to the Eleventh District Cost of Funds Index which moves more slowly than more market-sensitive indexes, and (iii) in rising rate environments as was the case in 1994 and early 1995, rate repricing on ARM loans tied to rate-sensitive indexes such as LIBOR or the 1-year Treasury Constant Maturities may be constrained by limitations on the number of basis points the rate may rise at the date of repricing. The rapid rise in interest rates in 1994, in response to the Federal Reserve's six rate increases that year, caused significant compression in the Company's net interest margin as the cost of funds began to rise more rapidly than asset yields repriced upward. The margin compression ceased in the third quarter of 1995 as interest rates were relatively stable during the year.

     During 1996, compared to 1995, the Company's net interest margin increased by 43 basis points primarily due to a 44 basis point increase in the yield on interest earning assets. As a result, the Company experienced a $7.4 million rate-related increase in net interest income which was augmented by $5.3 million of additional net interest income stemming from growth in the Company's balance sheet.

     In 1995, compared to 1994, the Company's net interest margin decreased by 49 basis points, consisting of a 131 basis point increase in the cost on interest bearing liabilities, partially offset by a 79 basis point increase in the yield of interest earning assets. As a result, net interest income in 1995 was $8.5 million lower than in 1994. Growth in the Company's balance sheet contributed $8.0 million of additional net interest income. The increase in cost of liabilities that was to have the greatest adverse effect on the Company's spread in 1995 began in the second half of 1994.

     Interest and Dividend Income. Interest and dividend income for the years ended December 31, 1996, 1995 and 1994 totaled $157.1 million, $136.4 million and $99.1 million, respectively. Average interest earning assets were 7.9% greater in 1996 than in 1995, resulting in a $11.2 million volume-related increase in interest and dividend income. A 44 basis point increase in the yield on average interest earning assets in 1996, compared to 1995, resulted in a $9.4 million rate-related increase in interest and dividend income. In 1995, the Company experienced a $13.8 million rate-related increase in interest and dividend income when compared to 1994, due to a 79 basis point increase in the net interest margin. Greater average interest earning assets in 1995 than in 1994 generated a $23.5 million increase in interest and dividend income.

     For the years ended December 31, 1996, 1995 and 1994, the Company's ratio of average loans, including loans held for sale, to average interest earning assets was 74%, 75% and 67%, respectively. In 1996, the average yield on the loan portfolio increased by 57 basis points, compared to 1995, due to the combined effects of the Company's adjustable rate loans reaching fully-indexed status and a greater percentage of the loan portfolio being represented by higher-yielding small business and commercial real estate loans. As a result, interest on loans increased by $8.6 million due to an increased in rate and by $6.8 million due to higher average portfolio balances in 1996. In 1995, the average yield on the loan portfolio increased by 102 basis points, compared to 1994, as the Company's volume of new loans at introductory interest rates declined, the interest rates on adjustable rate loans that had been constrained by interest rate caps in 1994 repriced upward, and the Company entered the small business lending business. The rate-related increase in interest income on loans in 1995, compared to 1994, was $12.5 million. In addition, the Company's average loan portfolio increased by 30.6% in 1995, compared to 1994, resulting in a $23.4 million volume-related increase in interest on loans.

     The Company's second largest type of interest earning assets is mortgage-backed securities. The average yield on mortgage-backed securities increased by 14 basis points in 1996, compared to 1995, resulting in a $500,000 rate-related increase to interest income. During 1996, the Company's average holdings of mortgage-backed securities increased by 17.8%, compared to 1995, resulting in a $4.3 million increase in interest income. In 1995, the average yield on mortgage-backed securities increased by 32 basis points, compared to 1994, resulting in a $1.1 million increase in interest income. The Company's average holdings of mortgage-backed securities decreased by 4.0% in 1995, compared to 1994, which decreased interest income by $1.0 million.

     Interest income from short-term investments and investment securities totaled $8.2 million, $7.8 million and $6.5 million in the years ended December 31, 1996, 1995 and 1994, respectively. During 1996, the Company increased its holdings of investment securities that qualify for regulatory liquidity. In 1995, the increase in interest income from investment securities was primarily due to the Company's acquisition of municipal bonds in the fourth quarter of 1994 and first quarter of 1995.

     Interest Expense. Interest expense for the years ended December 31, 1996, 1995 and 1994 totaled $105.9 million, $98.0 million and $60.1 million, respectively. The weighted average cost of funds in each of the same periods was 5.26%, 5.18% and 3.87%, respectively. Growth in assets in 1996 and 1995 resulted in $6.0 million and $15.5 million of additional interest expense in 1996 and 1995, compared to the prior years, respectively. The eight basis point increase in the Company's cost of interest bearing liabilities in 1996, compared to 1995, resulted in $1.9 million of additional interest expense. In 1995, the 131 basis point increase in the cost of interest bearing liabilities, compared to 1994, generated $22.3 million of additional interest expense.

     The Company's emphasis on customer deposit accounts as its principal source of funds is reflected in its balance sheet. Customer deposit accounts comprised, on average, 77.3%, 76.1% and 75.4% of average interest bearing liabilities during 1996, 1995 and 1994, respectively. Interest expense on customer deposits for 1996 increased by $8.2 million from the preceding year. The increase consisted of a $2.2 million increase due to the 15 basis point increase in the cost of deposits and a $6.0 million increase arising from greater average balances. In 1995, the effects of rising interest rates in 1994 and early 1995 were manifested in a 130 basis point increase in the cost of deposits, compared to the preceding year, and a $17.3 million rate-related increase in interest expense from customer deposits. The Company's deposit portfolio is particularly rate sensitive due to the combination of shortness in average customer maturity and competitive factors in the Company's marketplace which are manifested in the form of promotional interest rates. Growth in average customer deposit balances added $11.1 million of interest expense in 1995, compared to 1994.

     Interest expense on borrowings totaled $26.6 million, $26.8 million and $17.4 million for the years ended December 31, 1996, 1995 and 1994, respectively. The weighted average interest rates on borrowings in the same respective periods were 5.83%, 5.94% and 4.55%. In 1996, interest expense on borrowings decreased by $196,000, compared to 1995, consisting of a $248,000 rate-related decrease and a $52,000 volume-related increase. In 1995, interest expense on borrowings increased by $9.4 million, compared to 1994, consisting of a $5.0 million rate-related increase and a $4.4 million volume-related increase.

     Provisions for Loan Losses. The Company recorded provisions for losses of $8.1 million, $2.9 million and $2.3 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     The amounts of the provisions for loan losses are determined on the basis of the Company's evaluation of a variety of factors, including the specific loans in the portfolio, estimated collateral values, historical loss experience, current economic trends, current delinquency trends, the level of criticized assets and the existing level of allowance for losses. Accordingly, the amounts of loan loss provisions can vary substantially from period to period.

     During 1996, the Company recorded a provision for loan losses of $8.1 million, representing a $5.2 million increase over 1995. Included in the provision for loan losses and the year-over-year increase is $1.8 million of provisions allocated to small business loans purchased from GFC and for which credit enhancement provisions are expected by management to fully reimburse the Company for losses. Adverse asset quality trends observed in 1995 continued into 1996, resulting in increased levels of provisions for loan losses. Problem asset activity increased sharply in 1996 as loan balances totaling $26.8 million were foreclosed, compared to $10.6 million in 1995, and $3.2 million of single family nonaccruing loans were resolved outside the foreclosure process by negotiated payoffs at amounts less than the borrowers' loan balances. Even with greater foreclosure activity in 1996, total delinquent loans increased by 35% at the end of 1996, compared to the end of 1995. The majority of the increase in delinquent loan balances was in single family loans. Until the Company experiences improvements in asset quality indicators for sufficient time to suggest that favorable trends are being established, management may continue to provide provisions for loan losses at higher levels than in years prior to 1996.

     During 1995, the Company recorded a $2.9 million provision for loan losses, representing a $600,000 increase from the previous year. Even though net charge-offs declined during the year by $1.9 million, criticized assets decreased by $6.4 million and delinquency trends with respect to multifamily residential and commercial real estate loans were favorable, the Company identified several adverse trends, including a 72% increase in nonaccrual, single family loans and declines in collateral fair value which required that higher specific valuation allowances be recorded against nonaccrual and impaired loans. In addition, the Company entered the small business lending business in a material way during the year. Despite credit enhancement provisions in connection with the loans acquired from GFC, the Company believes that general valuation allowances should be recorded against these SBA loans, which are perceived to be more risky than mortgage loans.

     Non-Interest Income. Non-interest income totaled $12.6 million, $7.3 million and $7.4 million for the years ended December 31, 1996, 1995 and 1994, respectively. Non-interest income includes fee-based revenue from core operating activities, such as loan servicing income, fees earned on customer deposit accounts, commission income from sales of investment products and gains on sales of loans. Non-interest income also includes non-core items such as gains and losses from sales of investment securities and mortgage-backed securities, income or loss from real estate operations, gains from sales of other assets and certain nonrecurring items.

     The Company engages in certain fee-based activities. The following table indicates the fee income derived from the Company's principal fee-based activities in the periods presented:

                                                                     YEARS ENDED DECEMBER 31,
                                                                   ----------------------------
                                                                    1996       1995       1994
                                                                   ------     ------     ------
                                                                      (Dollars in thousands)
Loan servicing(1)................................................  $3,940     $3,977     $3,421
Customer deposits................................................   1,947      1,921      2,044
Commissions from sales of alternative investments(2).............   1,721      1,226      1,705
                                                                   ------     ------     ------
                                                                   $7,608     $7,124     $7,170
                                                                   ======     ======     ======

---------------
(1) Loan servicing fee income includes fees earned from collection of late charges, fees earned from servicing loans for others and prepayment, trustee and reconveyance fees.
(2) Commissions from sales of tax deferred annuities, mutual funds and life insurance.

     Loan servicing fee income remained relatively unchanged in 1996, compared to 1995, as higher amounts of late charges, prepayment fees and foreclosure fees offset decreasing revenues from servicing loans for others. The Company's portfolio of loans serviced for others declined by 12% in 1996 due to servicing portfolio repayments and limited sales of loans with servicing retained. In 1995, loan servicing fee income increased by

$556,000, compared to 1994, primarily due to $1.3 million of servicing fees earned on the small business loan servicing portfolio that the Company acquired from GFC in June 1995. A $326,000 reduction in prepayment fees and a $445,000 reduction in servicing fees associated with the Company's declining mortgage servicing portfolio partially offset the additional servicing fees in 1995.

     Deposit fee income is largely derived from demand deposit accounts and will vary from period to period as the mix of deposits changes. Total deposit fee income has not varied materially among the three years because the Company was able to neutralize the adverse effects of declining demand deposit balances by increasing its fees to the levels of its competitors. Even if the Company's objective of increasing its demand deposit accounts is achieved, customer deposit fee income may not increase accordingly because aggressive pricing for such products in the Company's marketplace has resulted in the waiver of some of the fees that historically have been earned on demand accounts.

     The Company offers investment alternatives to traditional deposit accounts to its customers through one of its subsidiaries, earning commission income from the sales of tax deferred annuities, mutual funds and life insurance products. During periods of low market interest rates, the Company has experienced deposit disintermediation to these products as savers sought higher investment returns. In the four years ended in 1994, the Company experienced steadily increasing volumes of alternative investment product sales and commissions. When interest rates began to rise in 1995, the relative attractiveness of these products, particularly the fixed rate annuity, was diminished, resulting in a decrease in commission income that year. During 1996 income from sales of these products increased by $495,000 to $1.7 million due to increases in sales volume of tax deferred annuities and mutual funds.

     The Company invests in mortgage-backed securities and investment securities for two purposes: (i) maintaining adequate liquidity and (ii) achieving asset growth targets when loan acquisition volume is insufficient. To the extent that the Company can earn a satisfactory spread on investment securities and mortgage-backed securities, it will invest in such securities. Sales of these securities are generally motivated by the Company's ability to replace securities with whole loans, to take gains on securities with market valuegains and, as was the case during 1996, to restructure the securities portfolio to improve the Company's interest rate risk profile. Gains on sales of mortgage-backed and investment securities available for sale totaled $1.1 million, $82,000, and $1.3 million in the years ended December 31, 1996, 1995 and 1994, respectively.

     Real estate operations have historically produced net losses for the Company. In 1994 and 1995, the Company reported losses from real estate operations. The sale of an office building in 1996 resulted in gains from real estate operations in that year. The following table reflects the composition of real estate operations for the periods noted:

                                                                   FOR THE YEARS ENDED DECEMBER
                                                                               31,
                                                                   ----------------------------
                                                                    1996      1995       1994
                                                                   ------     -----     -------
                                                                      (Dollars in Thousands)
Provisions for losses on real estate held for development and
  sale...........................................................  $   --     $(201)    $  (414)
Holding period write downs on real estate owned..................    (402)     (119)       (443)
Real estate owned expenses.......................................    (666)     (595)       (643)
Gains on sales of real estate held for development and sale and
  REO, net.......................................................   4,417       203          76
Other, net.......................................................     (61)       30           7
                                                                   ------     -----     -------
                                                                   $3,288     $(682)    $(1,417)
                                                                   ======     =====     =======

     Operating Expenses. Operating expenses in the years ended December 31, 1996, 1995 and 1994 totaled $44.1 million, $33.1 million and $32.1 million, respectively. As a percentage of average assets, operating expenses were 2.05%, 1.65% and 1.95% in the same years, respectively. Operating expenses in 1996 included a nonrecurring $9.1 million charge in connection with the recapitalization of the Savings Association Insurance Fund, absent which operating expenses would have been 1.63% of average assets.

     The Company's acquisition activity in 1994 and 1995 resulted in volatility in operating expenses. In 1996, the Company incurred a full year's costs in its small business lending division, whereas in 1995 the Company incurred increased expenses for only 6 months following the June 1995 acquisition of the operations of Government Funding Corporation. In addition, the cost savings from the closure of the Company's wholesale-based, single family lending operation were fully realized in 1996, since the discontinuation was effective at the end of 1995.

     In 1995, the Company incurred a full year's recurring operating costs associated with its acquisition of United California Savings Bank, compared to only one-half of a year's costs in 1994. However, non-recurring costs associated with the wind-down of the discontinued corporate operations of United California Savings Bank were charged to 1994. In 1995, the Company recorded one-half of one year's costs in connection with the Government Funding acquisition.

     The Company's acquisition activity and growth in recent years have had a significant effect on operating expenses. The following tables reconcile the changes in operating expenses:

                                                     INCREASE (DECREASE) IN 1996 VS. 1995
                            --------------------------------------------------------------------------------------
                              TOTAL                                   BRANCH SWAP
                            CHANGE IN        GFC            SAIF         WITH            LENDING
                              YEAR      ACQUISITION(1)   ASSESSMENT    COAST(2)     REORGANIZATION(3)   OTHER, NET
                            ---------   --------------   ----------   -----------   -----------------   ----------
                                                            (DOLLARS IN THOUSANDS)
Compensation..............   $  (806)       $  354         $   --        $ (38)          $(1,706)         $  584
Net occupancy.............       899           260             --          355              (137)            421
Deposit insurance
  premiums................     9,286            --          9,106           60                --             120
Advertising and
  marketing...............       122            --             --           --                --             122
Intangible amortization...       108            --             --          (21)               --             129
Other.....................     1,307           455             --          238              (441)          1,055
                             -------        ------         ------         ----           -------          ------
                             $10,916        $1,069         $9,106        $ 594           $(2,284)         $2,431
                             =======        ======         ======         ====           =======          ======

                                                        INCREASE (DECREASE) IN 1995 VS. 1994
                                  ---------------------------------------------------------------------------------
                                                                   UCSB ACQUISITION         BRANCHES
                                    TOTAL                      -------------------------     SOLD TO
                                  CHANGE IN        GFC         NON-RECURRING   RECURRING   CALIFORNIA
                                    YEAR      ACQUISITION(1)     COSTS(4)      COSTS(5)    FEDERAL(6)    OTHER, NET
                                  ---------   --------------   -------------   ---------   -----------   ----------
                                                               (DOLLARS IN THOUSANDS)
Compensation.....................  $ 2,155        $  730           $(314)       $ 1,248      $  (547)      $1,038
Net occupancy....................       (6)          152            (203)           431         (262)        (124)
Deposit insurance premiums.......      409            --              --            515         (200)          94
Advertising and marketing........     (153)           --            (103)           103           --         (153)
Intangible amortization..........     (968)           --              --           (575)         (57)        (336)
Other............................     (355)          141            (110)           323         (365)        (344)
                                    ------        ------           -----         ------      -------       ------
                                   $ 1,082        $1,023           $(730)       $ 2,045      $(1,431)      $  175
                                    ======        ======           =====         ======      =======       ======

---------------
(1) The GFC acquisition was consummated on June 23, 1995.
(2) On October 1995, the Company completed a deposit and branch swap with Coast Federal Bank.
(3) The Company disbanded its wholesale-based single family lending division at the end of 1995, generating cost savings in 1996.
(4) Nonrecurring costs associated with the July 1994 acquisition of UCSB included expenses incurred in 1994 to wind down corporate and lending operations.
(5) In 1994, recurring costs represented incremental additional expenses associated with eight branch offices from the date of closing the UCSB acquisition. In 1995, recurring costs represent additional costs during the year due to one full year of ownership, compared to the shorter period in 1994, and the net effect of the Coast Federal Bank transaction mentioned above.
(6) Cost savings arising from the sale of four branch offices to California Federal Bank on September 23, 1994. In 1995, the Company experienced one full year of cost savings.

     Income Taxes. Income tax expense or benefit varies from year to year based on the Company's level of earnings before taxes. For the year ended December 31, 1996, the Company applied an effective tax rate of (0.23%) to earnings before taxes of $11.3 million. For the year ended December 31, 1995, the Company applied an effective tax rate of 25.7% to earnings before taxes of $9.7 million. The tax benefits associated with the Company's municipal bonds reduced the effective tax rate by fourteen percentage points.

     In 1996, 1995 and 1994, the Company's statutory federal income tax was 35.0%. In 1996 and 1995, the Company's statutory state franchise tax rates was 11.3% in both periods and was 11.5% in 1994. The following table reconciles the Company's statutory tax rates for the periods shown to its effective tax rates:

                                                              YEARS ENDED DECEMBER 31,
                                                              -------------------------
                                                              1996      1995      1994
                                                              -----     -----     -----
        Statutory tax rate..................................   42.4%     42.4%     42.5%
        Adjustments to statutory tax rate:
          Decrease in deferred tax valuation allowance......  (16.8%)      --        --
          Reduction of liabilities from prior periods.......  (12.9%)      --        --
          Tax exempt investment interest....................   (9.6%)   (14.2%)   (12.0%)
          Other, net........................................   (3.3%)    (2.5%)    (5.9%)
                                                              -----     -----     -----
             Adjustments, net...............................  (42.6%)   (16.7%)   (17.9%)
                                                              -----     -----     -----
          Effective tax rate................................   (0.2%)    25.7%     24.6%
                                                              =====     =====     =====

     As part of its ongoing analysis of its deferred taxes and after the finalization of its 1995 tax returns, the Company determined that a $1.9 million valuation allowance on its deferred tax assets and $1.5 million of taxes provided on certain items from prior periods were no longer needed. The removal of the valuation allowance on the deferred tax asset and the reduction of liabilities from prior periods resulted in a reduction of income tax expense in 1996 and in an inordinately low effective tax rate.

     Extraordinary Item. During the first quarter of 1996, the Company repaid an $8.2 million fixed rate borrowing bearing a rate of 8.9% before its scheduled maturity. As a result, the Company incurred a prepayment penalty of $364,000, net of taxes of $267,000.

IMPACT OF INFLATION AND CHANGING PRICES

     The consolidated financial statements and accompanying footnotes have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without consideration for changes in the relative purchase power of money over time due to inflation. The impact of inflation can be found in the increased cost of the Company's operations. The assets and liabilities of the Company are primarily monetary and interest rates have a greater impact on the Company's performance than do the effects of inflation.

IMPACT OF NEW ACCOUNTING STANDARDS

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. The Statement distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. The Statement supercedes SFAS No. 122, though the general concepts of SFAS No. 122 are retained in the new pronouncement. The Company does not believe that its adoption will have a material adverse impact upon its financial condition or results of operations.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See the Index to Financial Statements on page 66 and the Financial Statements which begin on page F-2.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information appearing in the definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with CENFED's Annual Meeting of Stockholders to be held on May 28, 1997 (the "Proxy Statement") under the captions "Election of Directors" and "Executive Officers Who Are Not Directors" is incorporated herein by reference.

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

EXHIBITS*
--------
 3.1         Certificate of Incorporation of CENFED (incorporated by reference to Exhibit 3.1 and 3.3 to CENFED's Registration Statement on Form S-1 (Registration No.
             33-39487), as amended).
 3.2         Bylaws of CENFED (incorporated by reference to Exhibit 3.2 to CENFED's
             Registration Statement on Form S1 (Registration No. 33-39487), as amended).
 4.1         Reference is made to Exhibits 3.1 and 3.2.
 4.2         CENFED Financial Corporation Debenture Purchase Agreement dated December 19, 1994
             (incorporated by reference to Exhibit 4.2 to CENFED's Annual Report on Form 10-K
             for December 31, 1994).
10.1         Century Federal Executive Performance Incentive Plan as of January 1, 1989
             (incorporated by reference to Exhibit 10.1 to CENFED's Registration Statement on
             Form S-1 (Registration No. 33-39487), as amended).
10.2         Century Federal Executive Performance Incentive Plan as of January 1, 1991
             (incorporated by reference to Exhibit 10.2 to CENFED's Registration Statement on
             Form S-1 (Registration No. 33-39487), as amended).
10.3         Century Federal Deferred Compensation Plan as of January 1, 1986 (incorporated by reference to Exhibit 10.3 to CENFED's Registration Statement on Form S-1
             (Registration No. 33-39487), as amended).
10.4         Century Federal Deferred Compensation and Benefit Restoration Plan (incorporated by reference to Exhibit 10.4 to CENFED's Registration Statement on Form S-1
             (Registration No. 33-39487), as amended).

EXHIBITS*
--------
10.5         CENFED Financial Corporation 1992 Long -Term Incentive Plan (incorporated by reference to Exhibit 10.5 to CENFED's Annual Report on Form 10-K for December 31,
             1991).
10.6         Form of Stock Option Agreement (See Exhibit Number 10.5) (incorporated by reference to Exhibit 10.5 to CENFED's Annual Report on Form 10-K for December 31,
             1991).
10.7         Century Federal Savings and Loan Association Management Development and
             Recognition Plan (incorporated by reference to Exhibit 10.7 to CENFED's Annual
             Report on Form 10-K for December 31, 1991).
10.8         CENFED Financial Corporation Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.7 to CENFED's Annual Report on Form 10-K for December 31,
             1991).
10.9         Century Federal Profit Sharing and 401(k) Plan (incorporated by reference to
             Exhibit 4.2 to CENFED's Registration Statement on Form S-8 (Registration No.
             33-43010), as amended).
10.10        Employment Agreement between the Association and D. Tad Lowrey (incorporated by reference to Exhibit 10.10 to CENFED's Registration Statement on Form S-1
             (Registration No. 33-39487), as amended).
10.11        Form of Employment Agreement between the Association and certain officers (for each of the following: Messrs. Prince, Quigley and Renney) (incorporated by reference to Exhibit 10.11 to CENFED's Registration Statement on Form S-1
             (Registration No. 33-39487), as amended).
10.12        Form of Salary Continuation Agreement between the Association and certain officers
             (for each of the following: Messrs. Dieter, Neiffer, Schwartz, and Taylor)
             (incorporated by reference to Exhibit 10.12 to CENFED's Registration Statement on
             Form S-1 (Registration No. 33-39487), as amended).
10.13        Amended and Restated Directors' Retainer Continuance Plan (incorporated by reference to Exhibit 10.13 to CENFED's Registration Statement on Form S-1
             (Registration No. 33-39487), as amended).
10.14        Stock Purchase Agreement among CENFED, the Association, the Trustee of the CENFED
             Employee Stock Ownership Trust and the Administrative Committee of the CENFED
             Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.14 to
             CENFED's Annual Report on Form 10-K for December 31, 1991).
10.15        Agreement and Plan of Merger, dated March 31, 1994, among CENFED Financial
             Corporation, CenFed Bank, a Federal Savings Bank, United California Savings Bank
             and N. Lawrence Ulvestad (incorporated by reference to Exhibit B to CENFED's
             Current Report on Form 8-K for July 15, 1994).
10.16        CENFED Financial Corporation 1994 Directors' Stock Option Plan (incorporated by reference to CENFED's Proxy Statement dated April 21, 1994).
10.17        CENFED Financial Corporation 1994 Long-Term Incentive Plan (incorporated by reference to CENFED's Proxy Statement dated April 21, 1994).
11           Statement Regarding Computation of Per Share Earnings.
12           Statement Regarding Computation of Ratios.
21           List of subsidiaries of CENFED.
23           Consents of KMPG Peat Marwick LLP and Deloitte & Touche LLP.

---------------
* Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described therein.

                              FINANCIAL STATEMENTS

     See the Index to Financial Statements on page 66 and the Financial Statements which begin on page F-2.

                              REPORTS ON FORM 8-K

     CENFED filed no reports on Form 8-K with the Securities and Exchange Commission during the three months ended December 31, 1996.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on the 26th day of March, 1997.

                                          CENFED FINANCIAL CORPORATION

                                          By: /s/ D. TAD LOWREY
                                            ------------------------------------
                                            D. Tad Lowrey
                                            President and Chief Executive
                                              Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              SIGNATURE                                TITLE                        DATE
-------------------------------------    ----------------------------------    ---------------

          /s/ D. TAD LOWREY              President, Chief Executive Officer    March 26, 1997
-------------------------------------    and Director (Principal Executive
            D. Tad Lowrey                Officer)

         /s/ WILLIAM NICHOL              Executive Vice President, Chief       March 26, 1997
-------------------------------------    Financial Officer (Principal
           William Nichol                Financial Officer)

        /s/ STEVEN P. NEIFFER            Comptroller (Principal Accounting     March 26, 1997
-------------------------------------    Officer)
          Steven P. Neiffer

         /s/ JOHN H. MICHEL              Chairman of the Board                 March 26, 1997
-------------------------------------
           John H. Michel

         /s/ RALPH DIMEGLIO              Director                              March 26, 1997
-------------------------------------
           Ralph DiMeglio

         /s/ GARETH A. DORN              Director                              March 26, 1997
-------------------------------------
           Gareth A. Dorn

       /s/ ROBERT K. LEISHMAN            Director                              March 26, 1997
-------------------------------------
         Robert K. Leishman

        /s/ RICHARD W. PATTON            Director                              March 26, 1997
-------------------------------------
          Richard W. Patton

        /s/ RICHARD G. REDMAN            Director                              March 26, 1997
-------------------------------------
          Richard G. Redman

                         INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Reports..........................................................   F-1

Consolidated Statements of Financial Condition as of December 31, 1996 and 1995........   F-3
Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and
  1994.................................................................................   F-4
Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996,
  1995 and 1994........................................................................   F-5
Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and
  1994.................................................................................   F-6
Notes to the Consolidated Financial Statements.........................................   F-8

     All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
CENFED Financial Corporation

     We have audited the accompanying consolidated statements of financial condition of CENFED Financial Corporation and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and preform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CENFED Financial Corporation and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                                           KPMG PEAT MARWICK LLP

Los Angeles, California
January 27, 1997

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
CENFED Financial Corporation
Pasadena, California

     We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows of CENFED Financial Corporation and subsidiaries (the "Company") for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of CENFED Financial Corporation and subsidiaries for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

                                                           Deloitte & Touche LLP

March 8, 1995
Los Angeles, California

                          CENFED FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                            DECEMBER 31,
                                                                      -------------------------
                                                                         1996           1995
                                                                      ----------     ----------
                                                                       (DOLLARS IN THOUSANDS,
                                                                        EXCEPT SHARE AMOUNTS)
ASSETS
Cash................................................................  $   17,441     $   21,928
Federal funds sold..................................................       7,500          7,288
                                                                      ----------     ----------
  Cash and cash equivalents.........................................      24,941         29,216
                                                                      ----------     ----------
Investment securities available for sale, at fair value.............     161,719        133,778
Mortgage-backed securities ("MBS") available for sale, at fair
  value.............................................................     442,015        341,288
Loans held for investment, net......................................   1,391,307      1,492,094
Loans held for sale, at lower of cost or fair value.................     109,651        100,183
Accrued interest receivable.........................................      14,685         14,894
Real estate acquired in settlement of loans ("REO").................      10,466          6,236
Real estate held for development and sale, net......................         202          5,410
Premises and equipment, net.........................................       9,663         13,300
Intangible assets, net of accumulated amortization..................         205            248
Deferred income taxes...............................................       6,201          3,818
Other assets........................................................      13,592         14,774
                                                                      ----------     ----------
                                                                      $2,184,647     $2,155,239
                                                                      ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposit accounts...........................................  $1,558,470     $1,551,329
Securities sold under agreements to repurchase......................     130,639        150,052
Notes payable.......................................................      17,750         22,800
FHLB advances.......................................................     349,479        300,500
Other liabilities...................................................      14,491         26,006
                                                                      ----------     ----------
          Total liabilities.........................................   2,070,829      2,050,687
                                                                      ----------     ----------
Commitments and contingent liabilities
Common stock. $.01 par value
Authorized shares: 14,000,000 at December 31, 1996 and December 31,
  1995
Outstanding shares: 5,154,533 at December 31, 1996 and 4,557,626 at
  December 31, 1995.................................................          52             46
Additional paid in capital..........................................      42,729         30,126
Retained earnings -- substantially restricted.......................      72,468         73,721
Unrealized gain (loss) on securities available for sale, net of
  tax...............................................................        (237)         2,179
Deferred compensation -- retirement plans...........................      (1,194)        (1,520)
                                                                      ----------     ----------
          Total stockholders' equity................................     113,818        104,552
                                                                      ----------     ----------
                                                                      $2,184,647     $2,155,239
                                                                      ==========     ==========

                See notes to consolidated financial statements.

                          CENFED FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  YEARS ENDED DECEMBER 31,
                                                            -------------------------------------
                                                              1996          1995          1994
                                                            ---------     ---------     ---------
                                                            (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Interest and Dividend Income:
  Loans...................................................   $120,616      $105,164       $69,266
  Investment securities and short-term investments........      8,213         7,758         6,454
  Mortgage-backed securities..............................     28,254        23,527        23,417
                                                            ---------     ---------     ---------
          Total interest and dividend income..............    157,083       136,449        99,137
                                                            ---------     ---------     ---------
Interest Expense:
  Customer deposit accounts...............................     79,286        71,130        42,743
  Securities sold under agreements to repurchase..........      6,442        10,371         5,933
  FHLB advances...........................................     17,897        13,972        11,009
  Notes payable...........................................      2,299         2,491           456
                                                            ---------     ---------     ---------
          Total interest expense..........................    105,924        97,964        60,141
                                                            ---------     ---------     ---------
  Net interest income.....................................     51,159        38,485        38,996
Provisions for loan losses................................      8,050         2,900         2,300
                                                            ---------     ---------     ---------
          Net interest income after provisions for loan
            losses........................................     43,109        35,585        36,696
                                                            ---------     ---------     ---------
Non-Interest Income:
  Loan servicing fees.....................................      3,940         3,977         3,421
  Customer deposit account fees...........................      1,947         1,921         2,044
  Gain on sale of investments and MBS.....................      1,124            82         1,307
  Gain (Loss) on sale of loans............................         40           101           (25)
  Income (Loss) from real estate operations...............      3,288          (682)       (1,417)
  Commissions from sales of investment products...........      1,721         1,226         1,705
  Other...................................................        573           629           328
                                                            ---------     ---------     ---------
          Total non-interest income.......................     12,633         7,254         7,363
                                                            ---------     ---------     ---------
Operating Expenses:
  Compensation............................................     16,272        17,078        14,923
  Net occupancy...........................................      6,187         5,288         5,294
  Deposit insurance premiums..............................      3,329         3,149         2,740
  Savings Association Insurance Fund recapitalization
     assessment...........................................      9,106            --            --
  Data and check processing...............................      1,549         1,707         2,056
  Advertising and marketing...............................        942           820           973
  Intangible amortization.................................         62           (46)          922
  Other...................................................      6,620         5,155         5,161
                                                            ---------     ---------     ---------
          Total operating expenses........................     44,067        33,151        32,069
                                                            ---------     ---------     ---------
          Earnings before income taxes and extraordinary
            item..........................................     11,675         9,688        11,990
Income tax expense (benefit)..............................        (27)        2,491         2,992
                                                            ---------     ---------     ---------
          Earnings before extraordinary item..............     11,702         7,197         8,998
Extraordinary Item:
  Early extinguishment of debt (net of income taxes of
     $267)................................................       (364)           --            --
                                                            ---------     ---------     ---------
          Net Earnings....................................   $ 11,338      $  7,197       $ 8,998
                                                            ---------     ---------     ---------
Primary Earnings per Share:
          Before extraordinary item.......................       2.24          1.42          1.82
          Extraordinary item..............................      (0.07)           --            --
                                                            ---------     ---------     ---------
          After extraordinary item........................      $2.17         $1.42         $1.82
                                                            ---------     ---------     ---------
Average primary shares outstanding........................  5,226,766     5,038,686     4,936,933
                                                            =========     =========     =========

                See notes to consolidated financial statements.

                          CENFED FINANCIAL CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                            UNREALIZED GAIN
                                                    ADDITIONAL            (LOSS) ON SECURITIES
                                            COMMON   PAID IN    RETAINED       AVAILABLE          DEFERRED
                                   TOTAL    STOCK    CAPITAL    EARNINGS        FOR SALE        COMPENSATION
                                  --------  ------  ----------  --------  --------------------  ------------
                                                                (IN THOUSANDS)
Balance, December 31, 1993......  $ 86,506   $ 41    $  23,130  $ 60,264        $  4,948          $ (1,877)
  Net earnings..................     8,998                         8,998
  Proceeds from exercise of
     stock options..............        33                  33
  Cash dividends paid...........    (1,170)                       (1,170)
  Shares issued in connection
     with dividend
     reinvestment...............        --                  17       (17)
  Issuance of stock in purchase
     of United California
     Savings Bank...............     6,230      4        6,226
  Change in unrealized gain or
     loss on securities
     available for sale, net of
     tax........................    (9,577)                                       (9,577)
  Deferred compensation
     amortized to expense.......       201                                                             201
                                  --------    ---      -------   -------         -------           -------
Balance, December 31, 1994......    91,221     45       29,406    68,075          (4,629)           (1,676)
  Net earnings..................     7,197                         7,197
  Shares issued pursuant to
     stock option and incentive
     plans......................       463      1          592                                        (130)
  Cash dividends paid...........    (1,423)                       (1,423)
  Shares issued in connection
     with dividend
     reinvestment...............        --                 128      (128)
  Change in unrealized gain or
     loss on securities
     available for sale, net of
     tax........................     6,808                                         6,808
  Deferred compensation
     amortized to expense.......       286                                                             286
                                  --------    ---      -------   -------         -------           -------
Balance, December 31, 1995......   104,552     46       30,126    73,721           2,179            (1,520)
  Net earnings..................    11,338                        11,338
  Shares issued pursuant to
     stock option and incentive
     plans......................     1,634      1        1,633
  Shares issued in connection
     with stock dividend........        --      5       10,804   (10,809)
  Cash dividends paid...........    (1,616)                       (1,616)
  Shares issued in connection
     with dividend
     reinvestment...............        --                 166      (166)
  Change in unrealized gain or
     loss on securities
     available for sale, net of
     tax........................    (2,416)                                       (2,416)
  Deferred compensation
     amortized to expense.......       326                                                             326
                                  --------    ---      -------   -------         -------           -------
Balance, December 31, 1996......  $113,818   $ 52    $  42,729  $ 72,468        $   (237)         $ (1,194)
                                  ========    ===      =======   =======         =======           =======

                See notes to consolidated financial statements.

                          CENFED FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEARS ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            1996          1995          1994
                                                          ---------     ---------     ---------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings..........................................  $  11,338     $   7,197     $   8,998
  Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities:
  Net amortization (accretion) of fees, discounts and
     premiums...........................................      1,403          (142)           42
  Depreciation and amortization.........................      2,402         2,481         3,399
  (Gain) loss on sale of loans..........................        (40)         (101)           25
  Gain on sale of investments and MBS...................     (1,124)          (82)       (1,307)
  Provisions for loan and real estate losses............      8,452         3,219         3,157
  Deferred income taxes.................................     (2,383)       13,410           166
  Originations and purchases of loans held for sale.....    (37,619)      (52,594)      (40,268)
  Repayments and prepayments on loans held for sale.....     16,461        19,985        13,204
  Proceeds from sale of loans held for sale.............     11,570        27,888       261,162
  (Increase) decrease in interest receivable............        209        (3,225)       (1,107)
  Increase (decrease) in accrued interest payable.......      1,689         2,663          (235)
  Change in other assets and other liabilities..........    (10,149)        6,059        (8,186)
  FHLB stock dividends..................................       (919)         (749)         (644)
  Other, net............................................        (19)           --            46
                                                          ---------     ---------     ---------
  Net cash provided by (used in) operating activities...      1,271        26,009       238,452
                                                          ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investment securities held to maturity...         --            --       (11,188)
  Purchases of investment securities available for
     sale...............................................   (122,579)      (22,906)         (932)
  Proceeds from sale of investment securities available
     for sale...........................................     90,459         2,803        22,906
  Maturities of investment securities available for
     sale...............................................      5,000            --            --
  Purchases of MBS held to maturity.....................         --       (38,897)      (34,597)
  Purchases of MBS available for sale...................   (365,712)      (78,315)      (52,225)
  Proceeds from sale of MBS available for sale..........    199,773        63,909       190,945
  Principal repayments on MBS available for sale........     63,813        42,502        71,768
  Originations and purchases of loans held for
     investment.........................................   (124,781)     (405,998)     (528,960)
  Proceeds from sale of loans held for investment.......      3,947         1,452         1,000
  Repayments and prepayments on loans held for
     investment.........................................    192,379       122,200       131,349
  Lease repayments and sales of leased autos............         --            12           649
  Purchases of premises and equipment...................       (977)       (3,448)       (2,827)
  Sale of premises and equipment........................      2,419           116         1,708
  Capital expenditures on REO and real estate held for
     development and sale...............................       (956)       (1,096)         (405)
  Net cash and cash equivalents paid in connection with
     acquisitions.......................................         --            --          (500)
  Sales of REO and real estate held for development and
     sale...............................................     19,502        17,085        13,698
                                                          ---------     ---------     ---------
  Net cash used in investing activities.................    (37,713)     (300,581)     (197,611)
                                                          ---------     ---------     ---------

                          CENFED FINANCIAL CORPORATION

                                                                YEARS ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            1996          1995          1994
                                                          ---------     ---------     ---------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in customer deposit
     accounts...........................................      8,109       183,821       (47,603)
  (Sale) Purchase of customer deposit accounts..........         --        59,603       (97,593)
  Net decrease in notes payable.........................     (5,050)         (200)       (2,633)
  Proceeds from issuance of debentures..................         --            --        17,750
  Net increase (decrease) in short-term financing:
     FHLB advances......................................     48,179       (27,700)       13,200
     Securities sold under agreements to repurchase.....    (19,413)        2,640        53,135
  Dividends paid to shareholders........................     (1,616)       (1,423)       (1,170)
  (Repayment of) Proceeds from long-term FHLB
     advances...........................................        800        62,500       (10,000)
  Proceeds from issuance of common stock................      1,158           593            33
                                                          ---------     ---------     ---------
     Net cash (used by) provided by financing
       activities.......................................     32,167       279,834       (74,881)
                                                          ---------     ---------     ---------
  Net (decrease) increase in cash and cash
     equivalents........................................     (4,275)        5,262       (34,040)
  Cash and cash equivalents, beginning of period........     29,216        23,954        16,217
  Cash and cash equivalents received in purchase of
     UCSB...............................................         --            --        41,777
                                                          ---------     ---------     ---------
  Cash and cash equivalents, end of period..............     24,941        29,216        23,954
                                                          =========     =========     =========

SUPPLEMENTARY INFORMATION
CASH PAID FOR:
  Interest on interest-bearing liabilities..............    104,239        95,305        59,496
  Income tax payments (refunds), net....................      6,180       (10,919)        2,868

NON-CASH ITEMS:
  Real estate acquired in settlement of loans...........     27,251        11,178        14,550
  MBS acquired in exchange of loans.....................         --            --        53,839
  Net change in unrealized gain (loss) on securities
     available for sale.................................     (2,416)        6,808        (9,577)
  Transfer to real estate held for development and sale
     from premises and equipment........................         --         5,164            --
  Transfer of investment securities and MBS from held to
     maturity to available for sale.....................         --       285,682            --
  Loans to facilitate the sale of REO...................      3,350         5,233         2,687

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

     The consolidated financial statements have been prepared on an accrual basis in conformity with generally accepted accounting principles and include the accounts of CENFED Financial Corporation and its wholly-owned subsidiary, CenFed Bank (the "Bank"), and its subsidiaries, Crescent Bay Diversified, Inc., PFS Corporation, and CENFED Investments, Inc. As used herein, the "Company" refers to CENFED Financial Corporation and its subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

     In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenues and expenses for the period. Actual results could differ from those estimates. Certain reclassifications have been made to the consolidated financial statements from prior years to conform them to the current year presentation.

  Cash and Cash Equivalents

     Cash and cash equivalents include cash on hand and in banks and federal funds sold with maturities less than three months.

  Investment Securities

     The Company accounts for debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities." Under this standard, the Company classifies as held to maturity those investment securities and mortgage-backed securities (collectively referred to as "securities") that it has the positive intent and ability to hold to maturity. The Company classifies all other securities as available for sale. In December 1995, the Company reclassified all securities from held to maturity to available for sale, in accordance with the transition rules set forth in the Financial Accounting Standards Board's ("FASB") implementation guidelines with respect to SFAS No. 115.

     Securities that are to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale. Securities available for sale are reported at fair value and net unrealized gains and losses (unless other than temporary) are presented, net of income tax effects, as a separate component of stockholders' equity. To the extent a security has a decline in fair value that is deemed other than temporary, the cost basis is adjusted to fair value through a charge to the statement of operations. Gains and losses from the sales of MBS and investment securities available for sale are recognized at the time of sale and are determined by the specific identification method.

  Loans

     Loans held for investment are recorded at the contractual amounts owed by borrowers adjusted for unamortized discounts, premiums, undisbursed funds, deferred loan fees and the allowance for loan losses. Loans held for sale are carried at the lower of cost or fair value as determined by outstanding commitments from investors or current investor yield requirements, calculated on an aggregate basis. A valuation allowance is established if the fair value of such loans is less than their cost and operations are charged or credited for valuation adjustments.

     Loans are evaluated for impairment in accordance with the provisions of statement of Financial Accounting Standards No. 114 ("SFAS No. 114"), "Accounting By Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118 ("SFAS No. 118"), "Accounting By Creditors for Impairment of a Loan, Income Recognition and Disclosures." SFAS No. 114 does not apply to large groups of smaller-balance homogenous loans that are collectively evaluated for impairment. The Company collectively reviews all single family and consumer loans for impairment.

     SFAS No. 114 requires that an impaired loan be measured based on: (i) the present value of the expected future cash flows discounted at the loan's effective interest rate; or (ii) the loan's observable fair value; or (iii) the fair value of the collateral if the loans are collateral dependent. Regardless of the measurement method, the Company measures impairment based on the fair value of the collateral if the Company determines that foreclosure is probable. If the measure of the impaired loan is less than the Company's recorded investment in the loan, the impairment is recognized by creating a specific valuation allowance. Subsequent to the initial measurement of impairment, if there is a significant increase or decrease in the amount or timing of an impaired loan's expected future cash flows, or if actual cash flows are significantly different from the cash flows previously projected, or the fair value of the collateral fluctuates materially, the Company recalculates the impairment and adjusts the specific valuation allowance.

     The Company reviews all multifamily residential, commercial real estate, construction and small business loans for impairment when they become delinquent or otherwise come to the attention of management such as when the Company receives a current appraisal on a property that reflects deterioration in value or upon receipt of current borrower financial statements that reflect deterioration in the borrower's financial condition. Once identified, such loans are reviewed on a quarterly basis until management believes such loans no longer are impaired or are exhibiting sufficient weakness that it is likely they might become impaired in the future. In connection with its internal asset review program, the Company reviews all multifamily residential and commercial real estate loans with balances of $750,000 or greater on an annual basis and all construction loans with approved amounts of $500,000 or greater on a quarterly basis. In connection with such reviews, management conducts an impairment test if such a test is deemed necessary.

     Loans that are subject to impairment review that are on nonaccrual status are generally considered impaired.

  Allowance for Loan Losses

     The allowance for loan losses is comprised of both specific and general allowances. General valuation allowances are provided based on a number of factors, including current economic trends, estimated collateral values, management's assessment of credit risk inherent in the portfolio and historical loss experience. The general valuation allowance for loan losses has been established to provide for reasonably anticipated future losses resulting from lending activities.

     The Company periodically reviews the relevant factors and the formulas by which additions are made to the allowances for losses. In the opinion of management, the present allowance is are adequate to absorb reasonably anticipated losses. Recovery of the carrying value of such loans is dependent to a great extent on economic, operating, and other conditions that may be beyond the Company's control. In addition, various regulatory agencies, as part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

  Loan Interest Income and Fees

     Interest on loans is credited to income as earned and is accrued only if deemed collectible. Loan origination fees and commitment fees are offset by certain direct loan origination costs and are deferred and recognized over the contractual life of the loan as a yield adjustment using the interest method. Discounts or premiums associated with purchased loans are amortized into interest income over the contractual lives of the loans, adjusted for prepayments, using the interest method.

     Loans are placed on nonaccrual status when, in the opinion of management, the full timely collection of principal or interest is in doubt. As a general rule, the accrual of interest is discontinued when principal or interest payments become 90 days past due. However, in certain instances, the Company may place a particular loan on nonaccrual status earlier than or later than the 90 days past due standard, depending upon the individual circumstances surrounding the loan's delinquency. When an asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income. Subsequent collections of cash may be applied as reductions to the principal balance or recorded as income, depending upon management's assessment of the ultimate collectibility of the asset. Nonaccrual assets may be restored to accrual status when principal and interest become current and full payment of principal and interest is expected.

  Real Estate Acquired in Settlement of Loans

     Real estate acquired in settlement of loans is stated at fair value less the estimated costs to sell. At the time the Company acquires title to property in settlement of a loan, the allowance for loan losses is charged in an amount necessary to reduce the recorded investment in the asset to fair value. Further deterioration in the fair value of real estate acquired in settlement of loans during the disposition period is charged to earnings.

     Costs related to development and improvement of properties are capitalized, whereas costs relating to holding the properties are charged to expense.

  Real Estate Held for Development and Sale

     The carrying values of the Company's investments in real estate held for development and sale includes interest and other carrying charges incurred and capitalized while such properties were under development. A valuation allowance is provided when a project's carrying value is in excess of its net realizable value. All carrying costs through the date of anticipated disposition are considered in the estimation of fair value, including interest during the holding period computed using a market rate of interest.

     The recognition of gains from the sale of real estate held for development and sale is dependent on a number of factors relating to the nature of the property sold, the terms of the sale and the future involvement of the Company in the property sold. If a real estate transaction does not meet established financial criteria, income recognition is deferred.

     The costs of holding properties not in the process of development, net of any rental or other income, are charged to operations in the current period.

  Premises and Equipment

     Depreciation and amortization are provided using the straight-line method over the estimated lives of the various classes of assets. The ranges of useful lives for the principal classes of assets are as follows:

            Buildings...........................................    30 to 50 years
            Furniture, fixtures and equipment...................    3 to 10 years
            Automobiles.........................................    3 to 5 years
            Leasehold improvements and leasehold rights.........    Life of lease

     The Company adopted the provisions of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of SFAS No. 121 did not have a material impact on the Company's financial position, results of operations or liquidity.

  Business Combinations and Intangible Assets

     The Company has engaged in business combinations in recent years to acquire assets and customer deposit accounts from financial institutions in its market area. The Company has recorded the assets and liabilities acquired using the purchase method of accounting under which the acquired assets and liabilities are recorded at their fair values. The difference between the purchase price and the fair values of the assets acquired and liabilities assumed has been recorded as an intangible asset, in the form of goodwill and/or core deposit premium. The core deposit premium is an identifiable intangible based upon the core value of the depositor relationships and, in accordance with Statement of Financial Accounting Standards No. 72 ("SFAS No. 72"), "Accounting for Certain Acquisitions of Banking or Thrift Institutions," is amortized over the estimated lives of the deposit relationships. The Company determines the lives and appropriate methods of amortizing the core deposit premiums based upon the characteristics of each acquisition. Any remaining premium is an unidentifiable asset, goodwill, which is amortized over a 5-year period using the straight-line method.

     In June 1995, the Company purchased certain assets and the operations of Government Funding California Business and Industrial Development Corporation ("GFC"), a Los Angeles-based originator of business loans offered under programs sponsored and guaranteed by the Small Business Administration. The Company purchased $69 million of non-guaranteed balances of SBA loans, $4 million of guaranteed balances of SBA loans subject to sales commitments, the rights to service $286 million of SBA-guaranteed loan balances that had previously been sold by GFC, and $50 million of loan applications in process. The seller of GFC's assets provided certain credit enhancements with respect to the portfolio of nonguaranteed balances of SBA loans. The Company paid a premium in the transaction that was allocated among the retained loan balances, the servicing portfolio and the loan applications in process. The premium on loans is being amortized using the interest method over the estimated life of the loans. The servicing premium is being amortized in proportion to and over the period of estimated net servicing income. The servicing premium is evaluated for impairment based upon fair value. To the extent impairment exists, a valuation allowance would be established for the difference between the fair value of the asset and its carrying value.

     In July 1994, the Company purchased all of the shares of common stock of United California Savings Bank ("UCSB") in exchange for approximately 322,000 shares of the Company's common stock (354,200 shares as adjusted for the May 1996 stock dividend) and $500,000 in cash. Pursuant to the terms of the acquisition agreement, commitments were obtained to sell a majority of UCSB real estate loans at prescribed minimum prices. The Company sold the loans that it designated as held for sale shortly following the closing of the acquisition and used the proceeds to repay borrowings. The fair values of the net assets acquired in the UCSB acquisition exceeded the fair value of the consideration paid, resulting in a remaining intangible credit referred to as "negative" goodwill. When calculating the fair value of the assets acquired and liabilities assumed, the Company included deferred tax assets which it will be able to utilize in future tax years. In accordance with generally accepting accounting principles, the Company reduced negative goodwill by reducing the book value of the premises and equipment acquired in the combination to zero. The table below reflects the application of negative goodwill to premises and equipment and sets forth $1.7 million of remaining negative goodwill that will be accreted to income over five years.

  Mortgage Servicing Rights

     Mortgage servicing rights represent the cost of acquiring the right to service mortgage loans. At December 31, 1996, the Company had $6.2 million of capitalized mortgage servicing rights purchased in connection with the acquisition of assets from GFC. The mortgage servicing rights are amortized in proportion to, and over the period of, estimated net loan servicing income.

     In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," ("SFAS No. 122") which amends Statement of Financial Accounting

Standards No. 65, "Accounting for Certain Mortgage Banking Activities." SFAS No. 122 eliminated certain accounting distinctions between rights to service mortgage loans for others that are acquired through loan origination activities and servicing rights acquired through purchase transactions under previously-issued accounting standards. Under SFAS No. 122, entities engaging in mortgage banking activities must allocate the costs of originating mortgage loans between the mortgage servicing rights and the mortgage loans based upon their relative fair values. SFAS No. 122 requires disclosure of the fair value of mortgage servicing rights and the significant assumptions used to calculate fair value. SFAS No. 122 is effective for fiscal years beginning after December 15, 1995 and is to be applied prospectively. The Company adopted SFAS No. 122 on January 1, 1996 at which time of adoption there was not a material impact upon its financial condition or results of operations.

  Securities Sold Under Agreements to Repurchase

     The Company enters into sales of securities with an agreement to repurchase the same security, also referred to as "reverse repurchase agreements." Such sales have consisted of U.S. Government, agency, and mortgage-backed securities and have only been arranged through primary dealers in U.S. Government securities. The securities underlying the agreements are book entry securities. During the period of such agreements, the securities are delivered by appropriate entry into the counter parties' accounts at the Federal Reserve Bank of New York.

     Reverse repurchase agreements are accounted for as financings, and the obligations of the Company to repurchase the securities are reflected as liabilities. The securities underlying the agreements remain in the asset accounts of the Company.

  Earnings Per Share

     Earnings per share in 1996, 1995 and 1994 was calculated by dividing net earnings by the weighted average number of common stock and common stock equivalents outstanding. The Company uses the treasury stock method for converting common stock equivalents to common stock. Earnings per share have been adjusted to reflect a ten percent stock dividend that took effect in May 1996.

     For calculating primary earnings per share, the weighted average number of common and common equivalent shares includes the average number of common shares outstanding and the average number of shares issuable under employee compensation plans that have a dilutive effect. For calculating fully diluted earnings per share, the maximum dilutive effect is computed using the period-end market price of the Company's common stock, if it is higher than average market price used in calculating primary earnings per share. If the difference between primary and fully diluted earnings per share is immaterial, as it was in the years presented, it is not reported.

  Income Taxes

     The Company and its subsidiaries file consolidated federal income and state franchise tax returns. Income tax expense or benefit is allocated to each member of the consolidated group based on earnings or losses before income taxes, adjusted for any permanent differences.

     The Company applies the principles set forth in Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities represent the tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the financial statements. Under this standard, the effect on deferred taxes of a change in tax rates is recognized in income in the period for which the change becomes effective.

  Stock Option Plans

     Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to

Employees," and related interpretations. As such compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based compensation awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock options grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB No. 25 and to provide the pro forma disclosure provisions of SFAS No. 123.

  Recent Accounting Pronouncements

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 (SFAS No. 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. The Statement distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. The Statement supersedes SFAS No. 122, though the general concepts of SFAS No. 122 are retained in the new pronouncement. The Company does not believe that its adoption will have a material adverse impact upon its financial condition or results of operations.

(2)  INVESTMENT SECURITIES AVAILABLE FOR SALE

     Investment securities available for sale are summarized as follows at:

                                                                   DECEMBER 31, 1996
                                                  ----------------------------------------------------
                                                                 GROSS           GROSS
                                                  AMORTIZED   UNREALIZED       UNREALIZED       FAIR
                                                    COST     HOLDING GAINS   HOLDING LOSSES    VALUE
                                                  --------   -------------   --------------   --------
                                                                 (Dollars in thousands)
    Obligations of municipalities...............  $ 77,540       $  80           $1,857       $ 75,763
    U.S. Government obligations.................    67,978          47               40         67,985
    Stock of the Federal Home Loan Bank.........    17,919          --               --         17,919
    Other equity securities.....................        52          --               --             52
                                                  --------         ---           ------       --------
                                                  $163,489       $ 127           $1,897       $161,719
                                                  ========         ===           ======       ========
    Weighted average yield......................     6.61%
                                                  ========

                                                                   DECEMBER 31, 1995
                                                  ----------------------------------------------------
                                                                 GROSS           GROSS
                                                  AMORTIZED   UNREALIZED       UNREALIZED       FAIR
                                                    COST     HOLDING GAINS   HOLDING LOSSES    VALUE
                                                  --------   -------------   --------------   --------
                                                                 (Dollars in thousands)
    Obligations of municipalities...............  $ 95,115       $ 143           $2,018       $ 93,240
    U.S. Government obligations.................    24,946          14               --         24,960
    Stock of the Federal Home Loan Bank.........    15,578          --               --         15,578
                                                  --------         ---           ------       --------
                                                  $135,639       $ 157           $2,018       $133,7788
                                                  ========         ===           ======       ========
    Weighted average yield......................     6.81%
                                                  ========

     At both dates presented, the weighted average yield for investment securities available for sale is presented on a tax equivalent basis.

     Investment securities available for sale were pledged as collateral as follows at:

                                                                      DECEMBER 31,
                                                                   -------------------
                                                                    1996        1995
                                                                   -------     -------
                                                                       (Dollars in
                                                                       thousands)
        Federal Home Loan Bank Advances........................    $17,919     $15,578
        Treasury, Tax and Loan Accounts........................         --     $ 1,000

     Gross realized gains and losses on sales of investments securities available for sale were as follows:

                                                                        GROSS      GROSS
                                                                       REALIZED   REALIZED
                                                                        GAINS      LOSSES
                                                                       --------   --------
    Years Ended:
      December 31, 1996..............................................  $ 94,000   $486,000
      December 31, 1995..............................................  $  2,000         --
      December 31, 1994..............................................  $824,000         --

     The contractual maturities of investment securities available for sale at December 31, 1996 were as follows:

                                                                     AMORTIZED      FAIR
                                                                       COST        VALUE
                                                                     --------     --------
                                                                        (In thousands)
    Equity securities without maturities.........................    $ 17,971     $ 17,971
    Due in one year or less......................................      10,000       10,005
    Due after one year through five years........................      57,978       57,980
    Due after five years through ten years.......................       1,224        1,261
    Due after ten years..........................................      76,316       74,502
                                                                     --------     --------
                                                                     $163,489     $161,719
                                                                     ========     ========

(3)  MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     Mortgage-backed securities available for sale are summarized as follows at:

                                                                 DECEMBER 31, 1996
                                            -----------------------------------------------------------
                                                              GROSS             GROSS
                                            AMORTIZED      UNREALIZED         UNREALIZED         FAIR
                                              COST        HOLDING GAINS     HOLDING LOSSES      VALUE
                                            ---------     -------------     --------------     --------
                                                              (Dollars in thousands)
Pass-through and REMIC securities:
  Guaranteed by FNMA......................  $ 111,838        $   256            $  592         $111,502
  Guaranteed by GNMA......................     29,022            302                --           29,324
  Guaranteed by FHLMC.....................     31,760            115                66           31,809
  "AAA"- and "AA"- rated securities.......    241,954          3,277               404          244,827
  Other securities........................     26,083             91             1,621           24,553
                                             --------         ------            ------         --------
                                            $ 440,657        $ 4,041            $2,683         $442,015
                                             ========         ======            ======         ========
Weighted average yield....................      7.01%
                                             ========

                                                                 DECEMBER 31, 1995
                                            -----------------------------------------------------------
                                                              GROSS             GROSS
                                            AMORTIZED      UNREALIZED         UNREALIZED         FAIR
                                              COST        HOLDING GAINS     HOLDING LOSSES      VALUE
                                            ---------     -------------     --------------     --------
                                                              (Dollars in thousands)
Pass-through and REMIC securities:
  Guaranteed by FNMA......................  $  60,581        $   430            $   88         $ 60,923
  Guaranteed by GNMA......................     30,108            436                --           30,544
  Guaranteed by FHLMC.....................     48,748          1,151                --           49,899
  "AAA"- and "AA"- rated securities.......    184,135          4,888               835          188,188
  Other securities........................     12,066             15               347           11,734
                                             --------         ------            ------         --------
                                            $ 335,638        $ 6,920            $1,270         $341,288
                                             ========         ======            ======         ========
Weighted average yield....................      7.24%
                                             ========

     Mortgage-backed securities available for sale with adjustable rates totaled $410,362,000 and $178,913,000 at December 31, 1996 and 1995, respectively.

     The "AAA"- and "AA"- rated MBS owned by the Company are credit-enhanced in a variety of ways. Many of the securities represent senior interests in Real Estate Mortgage Investment Conduits ("REMICs") in which other subordinated classes of the same security absorb all of the losses in the underlying mortgage pools up to a specified amount. Other securities owned by the Company are credit-enhanced through the purchase and placement in trust of mortgage insurance pool policies from highly-rated institutions (not the issuer) which provide protection against losses sustained in the underlying mortgage pools up to a specified amount. A third form of credit enhancement is provided through establishment of a "cash reserve fund" whereby the issuer places in trust a certain amount of cash or government securities, which may be applied against losses sustained on the underlying mortgage pool and which protect the interests of the security holders. The relative amount of credit enhancement available to absorb losses for each security in the Company's portfolio varies depending upon the initial level of credit enhancement provided by the security issuer and the ensuing amortization, prepayment and loss experience in the mortgage loans that comprise the security.

     The real estate collateral securing the mortgage-backed securities available for sale was as follows at:

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1996         1995
                                                                 --------     --------
                                                                    (In thousands)
        Single family real estate..............................  $375,475     $257,754
        Multifamily real estate................................    66,540       83,534
                                                                 --------     --------
                                                                 $442,015     $341,288
                                                                 ========     ========

     Mortgage-backed securities available for sale were pledged as collateral as follows at:

                                                                     DECEMBER 31,
                                                                 ---------------------
                                                                   1996         1995
                                                                 --------     --------
                                                                    (In thousands)
        Federal Home Loan Bank Advances........................  $106,696     $ 12,130
        Securities Sold Under Agreement to Repurchase..........   137,736      157,135
        Other..................................................     3,458           --

     Gross realized gains and losses on sales of mortgage-backed securities available were as follows:

                                                                GROSS          GROSS
                                                               REALIZED       REALIZED
                                                                GAINS          LOSSES
                                                              ----------     ----------
        Years Ended:
          December 31, 1996.................................  $3,001,000     $1,485,000
          December 31, 1995.................................  $  279,000     $  199,000
          December 31, 1994.................................  $1,705,000     $1,222,000

     The contractual maturities of mortgage-backed securities available for sale, excluding periodic principal payments, at December 31, 1996, was as follows:

                                                                 AMORTIZED       FAIR
                                                                   COST         VALUE
                                                                 ---------     --------
                                                                     (In thousands)
        Due in one year or less................................  $   1,621     $  1,635
        Due after one year through five years..................      5,202        5,161
        Due after five years through ten years.................      6,331        6,370
        Due after ten years....................................    427,503      428,849
                                                                 ---------     --------
                                                                 $ 440,657     $442,015
                                                                  ========     ========

(4)  LOANS HELD FOR INVESTMENT, NET

     The following is a summary of loans held for investment, net, at:

                                                                         DECEMBER 31,
                                                                    -----------------------
                                                                       1996         1995
                                                                    ----------   ----------
                                                                    (Dollars in thousands)
    Single family real estate.....................................  $  903,811   $1,043,687
    Commercial real estate (multifamily residential and commercial
      nonresidential).............................................     389,576      366,018
    Small business loans:
      Business loans under SBA lending programs...................      71,700       65,188
      Other small business loans..................................      21,079        6,235
    Construction..................................................       2,375        6,321
    Home equity and property improvement..........................       1,929        2,235
    Consumer loans, including loans secured by deposit accounts...       2,483        2,887
                                                                    ----------   ----------
         Total gross loans........................................   1,392,953    1,492,571
      Unearned fees, discounts and premiums.......................      12,813       14,861
      Undisbursed loan funds......................................        (971)      (2,549)
      Allowance for loan losses...................................     (13,488)     (12,789)
                                                                    ----------   ----------
                                                                    $1,391,307   $1,492,094
                                                                    ==========   ==========
      Weighted average yield at end of year.......................        7.74%        7.73%
                                                                    ==========   ==========

     Loans with adjustable rates totaled $1,315,811,000 and $1,439,981,000 at December 31, 1996 and 1995, respectively. Such loans adjust monthly, quarterly, semi-annually or annually and are subject to interest rate adjustment limitations. The loans are indexed to the cost of funds of savings institutions in the 11th District of the FHLB, the London Interbank Offered Rate, 1-year U.S. Treasury Constant Maturity Notes or the prime rate.

     Loans held for investment with aggregate carrying values of $407,526,000 and $508,411,000 were pledged as collateral on FHLB advances at December 31, 1996 and 1995, respectively.

  Credit Risk and Concentration

     An analysis of the activity in the allowance for loan losses follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 1996      1995      1994
                                                                -------   -------   -------
                                                                      (In thousands)
    Balance, beginning of year................................  $12,789   $12,529   $ 8,832
    Provisions for loan losses................................    8,050     2,900     2,300
    Acquisitions and purchases................................       --       500     6,052
    Recoveries from allowance for lease losses................       16        11       353
    Recoveries................................................    1,833     1,339       554
    Charge-offs...............................................   (9,200)   (4,490)   (5,562)
                                                                -------   -------   -------
    Balance, end of year......................................  $13,488   $12,789   $12,529
                                                                =======   =======   =======

     Nonaccrual Loans. Information regarding interest that would have been earned under the original terms of the Company's nonaccrual loans and interest actually reported during each financial reporting period follows:

                                                                      INTEREST          LOANS
                                                        INTEREST       UNDER        ON NONACCRUAL
                                                        RECORDED   ORIGINAL TERMS      STATUS
                                                        --------   --------------   -------------
                                                                     (In thousands)
    Years Ended:
    December 31, 1996.................................   $1,081        $2,091          $21,502
    December 31, 1995.................................   $  581        $1,293          $14,841
    December 31, 1994.................................   $  405        $  892          $10,499

     Impaired Loans. The following table sets forth information with respect to impaired loans at for the years ended December 31, 1996 and 1995:

                                                               AT DECEMBER 31,
                                   -----------------------------------------------------------------------
                                                  1996                                 1995
                                   ----------------------------------   ----------------------------------
                                               SPECIFIC       NET                   SPECIFIC       NET
                                     LOAN        LOSS       RECORDED      LOAN        LOSS       RECORDED
                                   BALANCES   ALLOWANCES   INVESTMENT   BALANCES   ALLOWANCES   INVESTMENT
                                   --------   ----------   ----------   --------   ----------   ----------
    Nonaccrual loans:
      Requiring specific loss....  $  3,457     $1,439      $  2,018    $  3,152     $  801      $  2,351
      Not requiring specific
         loss....................     3,668         --         3,668         162         --           162
                                    -------     ------       -------     -------     ------       -------
                                      7,125      1,439         5,686       3,314        801         2,513
                                    -------     ------       -------     -------     ------       -------
    Restructured loans:
      Requiring specific loss....     4,756        707         4,049       6,981      1,753         5,228
      Not requiring specific
         loss....................        --         --            --          --         --            --
                                    -------     ------       -------     -------     ------       -------
                                      4,756        707         4,049       6,981      1,753         5,228
                                    -------     ------       -------     -------     ------       -------
    Other loans:
      Requiring specific loss....     2,937        709         2,228       2,298        794         1,504
      Not requiring specific
         loss....................       618         --           618         872         --           872
                                    -------     ------       -------     -------     ------       -------
                                      3,555        709         2,846       3,170        794         2,376
                                    -------     ------       -------     -------     ------       -------
         Total...................  $ 15,436     $2,855      $ 12,581    $ 13,465     $3,348      $ 10,117
                                    =======     ======       =======     =======     ======       =======

     The average recorded investment in impaired loans during the years ended December 31, 1996 and 1995 was $10,353,000 and $5,950,000. Interest recognized during the years ended December 31, 1996 and 1995 totaled $991,000 and $993,000, respectively, for impaired loans.

     Impaired loans at December 31, 1996 and 1995 included $3,195,000 and $1,894,000 of small business loans that were purchased from GFC. The purchase agreement contains credit enhancement provisions with respect to these loans that management believes will minimize risk of loss.

     Impaired loans at December 31, 1996 and 1995 includes $4,756,000 and $6,891,000 of multifamily residential and commercial real estate loans which have been modified. These modifications are generally in the form of lower interest rates, payment decreases or maturity extensions.

     Commercial Real Estate. Under regulatory rules, the Company's aggregate commercial and industrial real estate loans and the unguaranteed balances of small business loans may not exceed 400% of its capital, as determined under the OTS capital standards. At December 31, 1996, the Company's total loans of this nature were less than the maximum limit by approximately $209 million.

     The Company had commercial real estate loans secured by properties in a number of different industries, as follows:

                                                                          DECEMBER 31,
                                                                       -------------------
                                                                         1996       1995
                                                                       --------   --------
                                                                         (In thousands)
    Office buildings.................................................  $ 77,835   $ 58,774
    Stores and shopping centers......................................    62,540     54,195
    Manufacturing and warehouses.....................................    62,689     64,481
    Motels...........................................................    16,868     12,917
    Medical buildings................................................     9,225      9,360
    Other commercial properties......................................    30,586     21,425
                                                                       --------   --------
                                                                       $259,743   $221,152
                                                                       ========   ========

     The ability of the Company's customers to honor their loan agreements is dependent upon the health of these economic sectors as well as the general economy of the Company's market area.

     Geographic Concentrations of Credit. The Company's loan portfolio contained $1,388,391,000 and $1,486,553,000 of loans secured by real estate properties located in California at December 31, 1996 and 1995, respectively, representing over 99% of gross loans at both dates.

  Extensions of Credit to Directors, Officers and Employees

     The following table sets forth the activity with regard to loans to Company directors, officers and employees:

                                                                     AT AND FOR THE YEARS
                                                                            ENDED
                                                                         DECEMBER 31,
                                                                    ----------------------
                                                                     1996           1995
                                                                    -------        -------
                                                                        (In thousands)
    Balance, beginning of year....................................  $10,057        $10,930
    New extensions of credit......................................    1,053            328
    Repayments....................................................   (3,833)        (1,201)
                                                                    -------        -------
    Balance, end of year..........................................  $ 7,277        $10,057
                                                                    =======        =======

  Loans Serviced for Others

     Loans serviced for others totaled $583,290,000 and $664,312,000 at December 31, 1996 and 1995, respectively. Servicing loans for others generally consists of collecting payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures. Loan servicing income is recorded on the cash basis and includes servicing fees and interest spread from investors, certain charges collected from borrowers (such as late payment fees) and is reduced by the amortization of the purchased servicing asset. The Company holds an immaterial amount of borrowers' escrow balances in connection with this servicing.

     An analysis of the activity in the purchased servicing asset follows:

                                                                     AT AND FOR THE YEARS
                                                                             ENDED
                                                                         DECEMBER 31,
                                                                     ---------------------
                                                                      1996           1995
                                                                     -------        ------
                                                                        (In thousands)
    Balance, beginning of year.....................................  $ 6,589        $   --
    Purchases or reallocations during year.........................    1,458         7,258
    Amortization...................................................   (1,389)         (669)
                                                                     -------        ------
    Balance, end of year...........................................  $ 6,658        $6,589
                                                                     =======        ======

     Periodically, the Company evaluates the recoverability of purchased mortgage servicing rights based on the projected value of future net servicing income. Future prepayment rates are estimated based on current interest rates and various portfolio characteristics, including loan tupe, interest rate, and market prepayment estimates. If the estimated recovery is lower that the current amount of purchased mortgage servicing rights, a reduction to purchased mortgage servicing rights is recorded.

(5)  LOANS HELD FOR SALE

     The following is a summary of loans held for sale at:

                                                                DECEMBER 31,
                                              -------------------------------------------------
                                                       1996                       1995
                                              ----------------------     ----------------------
                                              AMORTIZED       FAIR       AMORTIZED       FAIR
                                                COST         VALUE         COST         VALUE
                                              ---------     --------     ---------     --------
                                                               (In thousands)
    Single family real estate...............  $  66,077     $ 66,724     $  82,118     $ 84,153
    Small business loans guaranteed by the
      SBA...................................     41,508       44,112        17,272       18,463
    Unearned fees and premiums..............      2,066           --           793           --
                                               --------     --------      --------     --------
                                              $ 109,651     $110,836     $ 100,183     $102,616
                                               ========     ========      ========     ========

     The Company classifies the SBA-guaranteed portions of small business loans as held for sale, thereby retaining the flexibility to sell some or all of such loans at a future date.

(6)  REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS, NET

     The following is a summary of real estate acquired in settlement of loans ("REO"), by property type at:

                                                                           DECEMBER 31,
                                                                        ------------------
                                                                         1996        1995
                                                                        -------     ------
                                                                          (In thousands)
    Single family.....................................................  $ 7,867     $4,742
    Commercial real estate............................................    2,599      1,494
                                                                        -------     ------
                                                                        $10,466     $6,236
                                                                        =======     ======

     Costs associated with the holding and disposing of REO are included in gains and losses from real estate operations. The following table sets forth REO-related costs:

                                                                   FOR THE YEARS ENDED
                                                                      DECEMBER 31,
                                                               ---------------------------
                                                                1996       1995      1994
                                                               -------     -----     -----
                                                                     (In thousands)
    Gain (loss) on sale of REO...............................  $  (103)    $ (62)    $  97
    Holding period writedowns................................     (402)     (119)     (443)
    Holding costs............................................     (667)     (595)     (644)
    Operating expense, net...................................      (98)     (141)       --
                                                               -------     -----     -----
                                                               $(1,270)    $(917)    $(990)
                                                               =======     =====     =====

     REO is recorded at fair value at the time that title is obtained to the foreclosed property. Generally, this requires a charge against the allowance for loan losses. If, during the disposition period, the value of REO declines further, a loss provision is recorded as a current expense in the period the deterioration in value is determined.

(7)  REAL ESTATE HELD FOR DEVELOPMENT AND SALE, NET

     Real estate held for development and sale, net of specific valuation allowances, is summarized as follows at:

                                                                           DECEMBER 31,
                                                                         ----------------
                                                                         1996       1995
                                                                         -----     ------
                                                                          (In thousands)
    Real estate held for development and sale..........................  $ 523     $6,027
    Valuation allowances...............................................   (321)      (617)
                                                                         -----     ------
                                                                         $ 202     $5,410
                                                                         =====     ======

     A summary of activity in the allowance for losses is as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                               ----------------------------
                                                               1996       1995        1994
                                                               -----     -------     ------
                                                                      (In thousands)
    Balance, beginning of year...............................  $ 617     $ 5,246     $4,833
    Provisions for losses....................................     --         201        414
    Charge-offs..............................................   (296)     (4,830)        (1)
                                                               -----     -------     ------
    Balance, end of year.....................................  $ 321     $   617     $5,246
                                                               =====     =======     ======

     Income (loss) from real estate operations is summarized as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                                ---------------------------
                                                                 1996       1995      1994
                                                                ------     ------     -----
                                                                      (In thousands)
    Net operating income (expense)............................  $  (21)    $1,139     $ 441
    Depreciation charges......................................    (106)      (672)     (375)
    Gain (Loss) on sale of real estate........................   4,574        265       (21)
    Other non-operating income (expense)......................     111       (296)      (58)
    Provisions for losses.....................................      --       (201)     (414)
                                                                ------      -----     -----
                                                                $4,558     $  235     $(427)
                                                                ======      =====     =====

     Regulatory capital standards require savings banks to deduct from capital their investments in and advances to subsidiaries engaged in real estate development. If total outstanding investments in and advances to subsidiaries exceed the April 12, 1989 limit, the excess is 100% deductible from capital. At December 31,

1996 and 1995, the Company's combined investments in and loans to subsidiaries holding real estate was none and $2,061,000, respectively.

(8)  PREMISES AND EQUIPMENT

     The following is a summary of premises and equipment at:

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                                                            (In thousands)
Land...................................................................  $  1,717     $  2,647
Buildings and leasehold improvement....................................     8,378       10,100
Furniture, fixtures, equipment and automobiles.........................     9,966       11,205
                                                                         --------     --------
                                                                           20,061       23,952
Less accumulated depreciation and amortization.........................   (10,398)     (10,652)
                                                                         --------     --------
                                                                         $  9,663     $ 13,300
                                                                         ========     ========

     Depreciation and leasehold amortization expense for the years ended December 31, 1996, 1995 and 1994 totaled $2,165,000, $1,855,000 and $1,976,000, respectively.

(9)  ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable is summarized as follows at:

                                                                              DECEMBER 31,
                                                                           -------------------
                                                                            1996        1995
                                                                           -------     -------
                                                                             (In thousands)
Investment securities available for sale.................................  $ 1,721     $ 1,662
Mortgage-backed securities available for sale............................    2,683       2,148
Loans held for investment and held for sale..............................   10,281      11,084
                                                                           -------     -------
                                                                           $14,685     $14,894
                                                                           =======     =======

     Accrued interest on investment securities available for sale includes accrued dividends receivable on the Company's holdings of FHLB stock.

(9)  CUSTOMER DEPOSIT ACCOUNTS

     Customer deposit account balances are summarized as follows at:

                                                                    DECEMBER 31,
                                                 ---------------------------------------------------
                                                          1996                        1995
                                                 -----------------------     -----------------------
                                                                WEIGHTED                    WEIGHTED
                                                                AVERAGE                     AVERAGE
                                                  BALANCE         RATE        BALANCE         RATE
                                                 ----------     --------     ----------     --------
                                                               (Dollars in thousands)
Demand accounts:
  Checking.....................................  $  120,644       1.10%      $  123,071       1.30%
  Passbook.....................................      59,349       2.01           73,584       2.06
  Market rate passbook.........................     141,358       4.20           97,413       3.69
                                                 ----------                  ----------
                                                    321,351                     294,068
                                                 ----------                  ----------
Fixed rate term certificates of deposit:
  3 to 5 months................................      64,568       5.34           27,959       5.10
  6 to 11 months...............................     329,062       5.21          373,692       5.55
  12 to 23 months..............................     244,502       5.57          211,077       5.78
  24 to 35 months..............................      99,198       6.28          121,427       6.23
  36 to 60 months..............................     111,382       6.28          137,463       6.10
  IRA/Keogh accounts...........................     152,964       6.23          148,950       6.30
  Jumbos -- retail.............................       8,750       6.61           29,290       6.19
  Jumbos -- wholesale..........................     226,693       5.65          207,403       5.82
                                                 ----------                  ----------
                                                  1,237,119                   1,257,261
                                                 ----------                  ----------
                                                 $1,558,470       5.06%      $1,551,329       5.18%
                                                 ==========                  ==========

     The contractual deposit liability balances in the 36 to 60 months certificates at December 31, 1996 and 1995 have been increased by $200,000 and $1,168,000, respectively, to adjust the contractual interest rates to market interest rates on certain above market rate certificates that the Company acquired in connection with its purchase of United California Savings Bank in July 1994.

     The following table sets forth the amount of fixed-term certificates of deposit as of December 31, 1996 maturing in the periods indicated:

                                       DEPOSITS MATURING IN THE YEARS ENDING DECEMBER
                                                            31,
                                      ------------------------------------------------
                                        1997         1998        1999       AFTER 2000       TOTAL
                                      --------     --------     -------     ----------     ----------
                                                          (Dollars in thousands)
Contractual interest rate:
  0.000%-2.5%.......................  $    503     $     67     $    11      $       5     $      586
  2.501%-3.5%.......................        --           --          --             --             --
  3.501%-4.5%.......................    15,452          382          --              2         15,836
  4.501%-5.5%.......................   579,392       33,464      18,353         24,749        655,958
  5.501%-6.5%.......................   186,019       90,371      21,683         43,829        341,902
  6.501%-7.5%.......................    71,506       33,387      33,865         65,322        204,080
  7.501%-8.5%.......................     5,215        2,366         446          4,994         13,021
  8.501%-9.5%.......................     2,379        1,034         306          1,735          5,454
  9.501%-10.5%......................        74           --         208             --            282
                                      --------     --------     -------       --------     ----------
                                      $860,540     $161,071     $74,872      $ 140,636     $1,237,119
                                      ========     ========     =======       ========     ==========

     Accrued interest payable on customer deposit accounts was $4,146,000 and $2,530,000 at December 31, 1996 and 1995, respectively, and was reported in "Other liabilities" in the Consolidated Statements of Condition.

     Interest expense on customer deposits by type was as follows:

                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------
                                                                 1996        1995        1994
                                                                -------     -------     -------
                                                                        (In thousands)
Checking......................................................  $ 1,322     $ 1,381     $ 1,562
Passbook and market rate passbook.............................    6,571       4,091       3,443
Time deposits.................................................   71,393      65,658      37,738
                                                                -------     -------     -------
                                                                $79,286     $71,130     $42,743
                                                                =======     =======     =======

(11)  SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase, also referred to as "reverse repurchase agreements," consisted of the following:

                                                                         AT OR FOR THE YEARS
                                                                                ENDED
                                                                            DECEMBER 31,
                                                                       -----------------------
                                                                         1996           1995
                                                                       --------       --------
                                                                       (Dollars in thousands)
Reverse repurchase agreements at end of year.......................    $130,639       $150,052
Fair value of MBS pledged as collateral at end of year.............    $137,736       $157,135
Weighted average interest rate at end of year......................        5.47%          5.91%
Maximum amount outstanding at any month-end during the year........    $140,757       $201,447
Average balance outstanding during the year........................    $114,546       $165,101

     The securities underlying the reverse repurchase agreements are delivered to the dealers who arrange the transactions and have control over the securities. For this reason, reverse repurchase agreements are subject to certain risks relating to the strength of the other party to the transaction, the location of the securities held subject to the transaction and the disparity between the book value of the securities sold and the amount of funds obtained in transaction. The Company attempts to reduce such risks by entering into reverse repurchase agreements only with primary government securities dealers.

(12)  NOTES PAYABLE

     Notes payable consisted of the following at:

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                          1996          1995
                                                                         -------       -------
                                                                            (In thousands)
Installment note payable, interest at prime plus .25%, collateralized    $    --       $ 1,050
  by unallocated shares of the Company's stock held by the ESOP trust..............................................................
Installment note payable, interest at 8%, due October 1996...........         --         4,000
Senior debentures, interest at 11.17%, with balloon payment due           17,750        17,750
  December 2001......................................................
                                                                         -------       -------
                                                                         $17,750       $22,800
                                                                         =======       =======

     The Company is subject to restrictive covenants with respect to its subordinated debentures. At all times during the periods presented, the Company was in compliance with such covenants.

(13)  FEDERAL HOME LOAN BANK ADVANCES

     Following is a summary of advances from the Federal Home Loan Bank of San Francisco at:

                                                                     DECEMBER 31,
                                                    -----------------------------------------------
                                                            1996                      1995
                                                    ---------------------     ---------------------
                 MATURING DURING                                 WEIGHTED                  WEIGHTED
                 THE FISCAL YEAR                                 AVERAGE                   AVERAGE
                ENDED DECEMBER 31:                  BALANCE        RATE       BALANCE        RATE
--------------------------------------------------  --------     --------     --------     --------
                                                                (Dollars in thousands)
1996..............................................                            $ 95,900       5.40%
1997..............................................  $274,479       5.50%       130,400       5.49
1998..............................................    65,000       5.56%        74,200       5.98
1999..............................................    10,000       5.76%            --
                                                    --------                  --------
                                                    $349,479       5.52%      $300,500       5.58%
                                                    ========                  ========

     Fixed rate advances totaled $211,579,000 and $164,200,000 at December 31, 1996 and 1995, respectively, and adjustable rate advances totaled $137,900,000 and $136,300,000 at the same dates, respectively.

     The Company pledged the following assets as collateral on FHLB advances at:

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                                                            (In thousands)
Stock of the Federal Home Loan Bank of San Francisco...................  $ 17,919     $ 15,578
Mortgage-backed securities.............................................   106,696       12,130
Loans held for investment..............................................   407,526      508,411
                                                                         --------     --------
                                                                         $532,141     $536,119
                                                                         ========     ========

(14)  INCOME TAXES

     Income tax expense (benefit) is comprised of the following:

                                                                     YEARS ENDED DECEMBER 31,
                                                                   ----------------------------
                                                                   1996       1995       1994
                                                                   -----     ------     -------
                                                                          (In Thousands)
Current taxes:
  Federal........................................................  $(126)    $  202     $(2,188)
  State..........................................................    708         --         149
                                                                   -----     ------     -------
     Total current...............................................    582        202      (2,039)
                                                                   -----     ------     -------
Deferred taxes:
  Federal........................................................   (852)     1,246       3,982
  State..........................................................    243      1,043       1,049
                                                                   -----     ------     -------
     Total deferred..............................................   (609)     2,289       5,031
                                                                   -----     ------     -------
                                                                   $ (27)    $2,491     $ 2,992
                                                                   =====     ======     =======

     The sources of difference between the federal statutory income tax rate and the effective tax rate as a percentage of pretax earnings are as follows:

                                                                     YEARS ENDED DECEMBER 31,
                                                                   ----------------------------
                                                                   1996       1995       1994
                                                                   -----     ------     -------
                                                                         (In Percentages)
Statutory federal income tax rate................................   35.0%      35.0%       35.0%
Increase (decrease) in taxes:
  State franchise tax, net of federal benefit....................    7.0        7.0         6.6
  Nondeductible items............................................   (1.7)      (2.2)        0.4
  Sale of branch office..........................................     --         --        (4.5)
  Interest from tax exempt investments...........................   (9.6)     (14.1)      (11.7)
  Decrease in deferred tax asset valuation allowance.............  (16.8)        --          --
  Reduction of liabilities from prior periods....................  (12.9)        --          --
  Other, net.....................................................   (1.2)        --        (0.8)
                                                                   -----      -----       -----
Effective tax rate...............................................   (0.2%)     25.7%       25.0%
                                                                   =====      =====       =====

     At December 31, 1996 and 1995, the Company's accrued taxes receivable were $2.1 million and $4.4 million, respectively.

     The net deferred tax asset is comprised of the following items:

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                                                            (In thousands)
Deferred tax liabilities:
  Loan fees............................................................  $  1,755     $  2,784
  FHLB stock dividends.................................................     2,283        1,845
  Prepaid expenses.....................................................       590          320
  State taxes..........................................................       414          348
  Other................................................................         3           21
  Unrealized gain on securities available for sale.....................        --        1,608
                                                                          -------      -------
     Gross deferred tax liabilities....................................     5,045        6,926
                                                                          -------      -------
Deferred tax assets:
  Depreciation.........................................................      (615)        (430)
  Provision for losses on real estate..................................      (181)        (294)
  Provision for loan losses............................................    (6,212)      (6,091)
  Income from REMIC trust..............................................      (300)        (360)
  Purchase accounting differences......................................    (1,488)      (2,356)
  Net operating losses.................................................    (1,645)      (2,675)
  Unrealized loss and securities available for sale....................      (166)          --
  Other................................................................      (639)        (499)
                                                                          -------      -------
     Gross deferred tax assets.........................................   (11,246)     (12,705)
Valuation allowance....................................................        --        1,961
                                                                          -------      -------
Net deferred tax asset.................................................  $ (6,201)    $ (3,818)
                                                                          =======      =======

     In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the projected future taxable income and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize most of the benefits related to these deductible differences. The valuation allowances at December 31, 1995 related to net operating loss carryforwards in connection with the UCSB acquisition that are limited as to timing and amount of deductibility in future years. In connection with its finalization of its 1995 tax return, the Company re-evaluated the necessity for the valuation allowance and determined that none was needed.

     Until passage of legislation in 1996, savings and loan associations that met certain definitional tests as prescribed by the Internal Revenue Code ("Code") were allowed a bad debt deduction, when computing federal income taxes, equivalent to 8% of taxable income, subject to a minimum tax for preference items. Alternatively, a deduction based upon actual experience losses of the Company could be taken if it resulted in a greater deduction. Both houses of Congress passed legislation in 1996 that repealed the tax rules formerly applicable to bad debt reserves of thrift institutions for taxable years beginning after December 31, 1995. Pursuant to the legislation, the Company was required to change its tax method of accounting for bad debts from the reserve method formerly permitted to the "specific charge-off" method under which tax deductions are permissible for bad debts only as and to the extent that the loans become wholly or partially worthless. At December 31, 1996, the Company had a $23 million tax bad debt reserve that was accumulated using the provisions of the tax law prior to the 1996 changes that is subject to recapture in whole or in part in future years upon the occurrence of certain events, such as a distribution to shareholders in excess of the Company's current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Company.

(14)  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company and its subsidiaries are defendants in litigation arising in the normal course of business. In March 1996, the Company was named as a defendant in a lawsuit filed by a former employee in the United States District Court for the Central District of California. The plaintiff alleges breach of contract, among other things, and seeks payment of a commission of $3.9 million alleged to be due him for services rendered in connection with the GFC acquisition and punitive damages. The Company believes that it has meritorious defenses to the allegations and that the outcome of the matter will not have a material adverse effect on the consolidated financial position or results of operations of the Company. Accordingly, no provisions for losses have been recorded in the accompanying financial statements.

     With the exception of the aforementioned legal proceeding, the Company and its subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to their business. None of such litigation is expected to have a material impact on the financial condition of the Company.

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of real estate loans and commitments to purchase real estate loans and mortgage-backed securities. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the statement of financial position. The Company's exposure to credit loss in the event of nonperformance by the other party to commitments to extend credit is represented by the contractual notional amount of those instruments.

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

     On December 31, 1996, the Company had commitments to originate $26,899,000 of real estate loans. On December 31, 1995, the Company had commitments to purchase and originate $12,140,000 of real estate loans and sell $3,938,000 of real estate loans.

     The Company has agreements to lease facilities and land for certain of its offices for varying periods to the year 2004 with options through 2023. Facilities rental expense for the years ended December 31, 1996,

1995 and 1994 was $1,988,000, $1,485,000 and $1,442,000 respectively. Future minimum rental payments under noncancelable operating leases are payable as follows for the years ending:

                                 DECEMBER 31:                        (In thousands)
            -------------------------------------------------------  --------------
              1997.................................................     $  2,945
              1998.................................................        2,542
              1999.................................................        2,558
              2000.................................................        2,592
              2001.................................................        1,870
              After 2001...........................................        6,490
                                                                         -------
                                                                        $ 18,997
                                                                         =======

(15)  RETIREMENT PLANS

     401(k). The Company sponsors a savings plan which allows employee participants to make pre-tax salary contributions up to 10% of their salaries pursuant to section 401(k) of the Internal Revenue Code. Employees who have completed one year of service and have reached 21 years of age are eligible to enroll in the savings plan. Employee contributions are matched dollar for dollar by the Company up to 5% of the employee's salary. Employees vest immediately in their own contributions and earnings thereon and vest in the Company's contributions at the rate of 20% per year of service. The Company's contribution expense for the years ended December 31, 1996, 1995 and 1994 was $544,000, $492,000, and $473,000, respectively.

     Deferred Compensation and Benefit Restoration Plan. The Company adopted the Deferred Compensation and Benefit Restoration Plan ("Deferred Compensation Plan") as a supplemental benefit plan which permits directors and selected officers to elect to defer receipt of all or any portion of their future salary, bonus or directors' fees. In addition, the Deferred Compensation Plan restores benefits lost by employees under the ESOP and 401(k) plan due to specified Internal Revenue Code restrictions on the maximum compensation that may be taken into account and the maximum benefits that may be paid under those plans. Amounts contributed to the Deferred Compensation Plan to restore benefits otherwise limited by the Code restrictions have been included in the 401(k) contribution expense reported in the previous paragraph. Interest is earned on contributions to the Deferred Compensation Plan based upon a variable rate determined annually by the Compensation Committee of the Board of Directors. For the years ended December 31, 1996, 1995, and 1994, the Company paid interest on Deferred Compensation Plan balances totaling $271,000, $74,000 and $60,000, respectively.

     Director Retainer Continuance Plan. Effective January 1, 1991, the Company adopted a Director Retainer Continuance Plan which provides retirement benefits to all directors who have reached age 70 or at any time after attaining the age of 55, provided the sum of his age and years of service on the board equal or exceed 75. The plan replaces an informal one adopted in March 1983. The annual retirement benefit is 50% of the retainer fee as of the date of retirement. The Company's contribution expense for the years ended December 31, 1996, 1995 and 1994 was $114,000, $109,000 and $109,000, respectively.

     Employee Stock Ownership Plan ("ESOP"). As part of its initial public offering, the Company established an ESOP for all employees who are age 21 or older and have completed one year of service with the Company. Notwithstanding the foregoing, all full-time employees who had completed 30 days of service with the Company at the time of the initial public offering were made eligible to participate. The ESOP borrowed $2,000,000 from a unaffiliated third party lender and used the funds to purchase shares of the common stock of CENFED. The ESOP purchased 330,000 shares of common stock, giving effect to stock splits and stock dividends, at the time of the initial public offering.

     Payments on the third-party ESOP loan were made principally from the Company's discretionary contributions to the ESOP. In 1996, the Company repaid the third party loan at which time the Company granted a loan to the ESOP trust in the amount of the loan paid off. Under generally accepted accounting principles, the ESOP trust's debt to the Company is not reflected in the Company's statement of condition.

Interest paid on the obligation to the third party lender was $60,000, $109,000 and $100,000, for the years ended December 31, 1996, 1995 and 1994, respectively. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 20% vested after each year of credited service. Vesting will be accelerated upon retirement, death or disability of the participant. Forfeitures will be used to reduce the Company's future contributions. Benefits may be payable upon retirement, death, disability, or separation from service. Due to the fact that the Company's annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated.

(16)  STOCK-BASED COMPENSATION PLANS

     At December 31, 1996, the Company had stock-based compensation plans for employees and nonemployee directors which are described below. The Company applies APB Opinion No. 25 and related interpretations for its plans, both of which are fixed stock option plans. Accordingly, the Company did not recognize compensation expense in connection with awards of stock options because the exercise price and the fair market price were the same at the dates of award, with two exceptions:

          (i) Compensation cost has been recognized in connection with the directors' stock option program because the exercise prices at the dates of awards equaled 75% of the fair market value at the dates of award; and

          (ii) Prior to 1996, the Company permitted selected officers to elect to receive some or all of their annual incentive pay in the form of stock options. The exercise price of the shares is determined at the beginning of the calendar year, based upon the market price at the date of determination. The incentive pay is determined at the beginning of the subsequent calendar year and is based upon a combination of corporate and individual performance. To the extent that the market price of the stock increases during the interval from the date the exercise price is set and the date that the incentive awards are determined, the Company recognizes compensation expense.

     Had compensation cost for the Company's stock-based compensation plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                           YEARS ENDED
                                                                           DECEMBER 31,
                                                                        ------------------
                                                                         1996        1995
                                                                        -------     ------
                                                                           (Dollars in
                                                                        Thousands, except
                                                                        Per Share Amounts)
    Net Earnings:
      As Reported.....................................................  $11,338     $7,197
      Pro Forma.......................................................   10,497      6,839
    Primary Earnings Per Share:
      As Reported.....................................................  $  2.17     $ 1.42
      Pro Forma.......................................................  $  2.01     $ 1.36

     Long-Term Incentive Plans ("Incentive Plans"). At annual meetings held in May 1992 and May 1994, the stockholders of the Company ratified the 1992 Long-Term Incentive Plan and the 1994 Long-Term Incentive Plan, respectively. Both plans had been adopted by the board of directors before submission to the shareholders for ratification. The Incentive Plans are intended to promote stock ownership by directors and selected officers and employees to increase their proprietary interest in the success of the Company and to encourage them to remain in its employ. Awards granted under the Plans include incentive stock options, non-qualified options, stock appreciation rights, and restricted stock. The Incentive Plans are administered by a committee appointed by the Company's board of directors.

     With the exception of the previously-described program allowing certain officers to receive some or all of their bonuses in stock options, the exercise of each option equaled the market price of the Company's stock on the date of grant. In all cases, each option's maximum term is ten years.

     The following table sets forth activity with respect to incentive stock options awarded to employees under the Company's incentive plans in the periods presented:

                                                AT AND FOR THE YEARS ENDED DECEMBER 31,
                                -----------------------------------------------------------------------
                                        1996                      1995                     1994
                                ---------------------     --------------------     --------------------
                                             WEIGHTED                 WEIGHTED                 WEIGHTED
                                             AVERAGE                  AVERAGE                  AVERAGE
                                             EXERCISE                 EXERCISE                 EXERCISE
                                 SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                --------     --------     -------     --------     -------     --------
Outstanding at beginning of
  year........................   336,825      $11.03      339,680      $ 9.11      276,980      $ 7.62
Granted.......................    22,025      $21.24       99,010      $14.57       62,700      $15.68
Exercised.....................  (136,952)     $ 9.70      (85,181)     $ 7.24           --          --
Terminated....................    (5,813)     $14.85      (16,684)     $12.22           --          --
                                ---------     ------      -------      ------      -------      ------
Outstanding at end of year....   216,085      $12.81      336,825      $11.03      339,680      $ 9.11
                                =========     ======      =======      ======      =======      ======

     The following table sets forth activity with respect to non-qualifying stock options awarded to employees and nonemployee directors under the Company's incentive plans in the periods presented:

                                                AT AND FOR THE YEARS ENDED DECEMBER 31,
                                -----------------------------------------------------------------------
                                        1996                      1995                     1994
                                ---------------------     --------------------     --------------------
                                             WEIGHTED                 WEIGHTED                 WEIGHTED
                                             AVERAGE                  AVERAGE                  AVERAGE
                                             EXERCISE                 EXERCISE                 EXERCISE
                                 SHARES       PRICE       SHARES       PRICE       SHARES       PRICE
                                --------     --------     -------     --------     -------     --------
Outstanding at beginning of
  year........................   197,754      $10.23      133,815      $ 7.68      131,065      $ 7.11
Granted.......................   122,894      $18.13       68,823      $15.12        8,250      $15.68
Exercised.....................   (52,394)     $16.05       (4,884)     $ 9.41       (5,500)     $ 6.06
Terminated....................      (148)     $14.50           --          --           --          --
                                ---------     ------      -------      ------      -------      ------
Outstanding at end of year....   268,106      $12.71      197,754      $10.23      133,815      $ 7.68
                                =========     ======      =======      ======      =======      ======

     Directors' Stock Option Plan ("Directors' Plan"). Directors may elect to receive some of all of their retainer and meeting fees in the form of stock options, in accordance with the provisions of the Directors' Plan which was approved by stockholders in May 1994. The exercise price of options awarded under the Directors' Plan equals 75% of the fair market value of the common stock at the date of awarded. Fair market value is determined at the date of each award of options and generally equals the average of the closing prices of the common stock for the five trading days preceding the date as of which fair market value is determined. The difference between the exercise price and the fair market value of each share subject to an option, after applying the discount, is recognized as compensation expense.

     The following table sets forth activity with respect to awards of stock options under the Directors' Plan:

                                                AT AND FOR THE YEARS ENDED DECEMBER 31,
                                -----------------------------------------------------------------------
                                        1996                     1995                     1994
                                --------------------     --------------------     ---------------------
                                            WEIGHTED                 WEIGHTED                  WEIGHTED
                                            AVERAGE                  AVERAGE                   AVERAGE
                                            EXERCISE                 EXERCISE                  EXERCISE
                                SHARES       PRICE       SHARES       PRICE        SHARES       PRICE
                                -------     --------     -------     --------     --------     --------
Outstanding at beginning of
  year........................   15,937      $13.11        1,512      $11.24            --          --
Granted.......................   11,794      $17.73       14,425      $13.25         1,512      $11.24
                                 ------      ------       ------      ------         -----      ------
Outstanding at end of year....   27,731      $15.07       15,937      $13.11         1,512      $11.24
                                 ======      ======       ======      ======         =====      ======

     The following table summarizes information about incentive stock options and non-qualifying stock options granted to employees and nonemployee directors as of December 31, 1996:

                                                      OPTIONS OUTSTANDING      OPTIONS EXERCISABLE
                                                      --------------------     --------------------
                                                                  WEIGHTED                 WEIGHTED
                                                                    AVG.                     AVG.
                                                                  EXERCISE                 EXERCISE
              RANGE OF EXERCISE PRICES                SHARES       PRICE       SHARES       PRICE
                                                      -------     --------     -------     --------
  $6.063 - $ 9.99...................................  161,069     $ 6.111      161,069     $ 6.111
  $10.00 - $14.99...................................  173,572     $13.710      125,344     $13.539
  $15.00 - $19.99...................................  103,021     $15.951       85,593     $16.006
  $20.00 - $24.99...................................   71,449     $21.139       55,911     $20.791
  $25.00 - $27.84...................................    2,811     $27.840           --          --
                                                      -------                  -------
  $6.063 - $27.84...................................  511,922     $12.885      427,917     $12.184
                                                      =======     =======      =======     =======

     At December 31, 1996, there were 52,506 unallocated shares of stock remaining in the Incentive Plans for future awards in the form of incentive stock options, non-qualified options or restricted stock. At the same date, there were 38,269 unallocated shares reserved for future awards under the Directors' Plan.

     Fair Value of Stock Options Grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively:

     - dividend yields of 1.44% and 2.15%

     - expected volatility of 27.6% and 28.9%, using a 100-week period

     - risk-free interest rates based upon equivalent-term Treasury Rates

     - expected options lives were the contractual lives at the date of grant

     The following table summarizes the fair value of the stock options granted in the years ended December 31, 1996 and 1995:

                                                            1996:                      1995:
                                                    ----------------------     ----------------------
                                                                 WEIGHTED                   WEIGHTED
                                                    OPTIONS      AVERAGE       OPTIONS      AVERAGE
                                                    GRANTED     FAIR VALUE     GRANTED     FAIR VALUE
                                                    -------     ----------     -------     ----------
Incentive Stock Options...........................   22,025                     99,010
Non-qualifying Stock Options......................  122,894                     68,823
Directors' Plan...................................   11,794                     14,425
                                                    -------                    -------
     Total........................................  156,713       $12.91       182,258       $10.01
                                                    =======       ======       =======       ======

     Restricted Stock. The Company issues restricted stock awards as a means of providing certain key officers with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Company. In connection with its initial public offering in 1991, the Company established the Management Development and Retention Plan ("MDRP") and purchased 82,500 shares of common stock. The Company obtained authority to award additional restricted shares from its 1994 Long-Term Incentive Plan.

     The shares purchased by the Company for the MDRP and issued under the 1994 Long-Term Incentive Plan represent deferred compensation. All of the shares of the MDRP have been accounted for as a reduction of stockholders' equity until such time as the shares are allocated and vest to the recipients. Shares awarded under the 1994 Long-Term Incentive Plan are recorded as deferred compensation at the time of award. In both cases, compensation expense is charged and deferred compensation is reduced as the shares vest to the recipients. Shares allocated to officers are earned over three- to five-year periods.

     Awards of shares of stock under the MDRP and under the 1994 Long-Term Incentive Plan, after giving effect to stock splits and stock dividends, were as follows:

                                                                          NUMBER
                                                                         OF SHARES
                                                                         ---------
            Outstanding at December 31, 1993...........................    42,363
              Granted..................................................    28,050
                                                                           ------
            Outstanding at December 31, 1994...........................    70,413
              Granted..................................................    21,120
                                                                           ------
              Forfeited................................................    (3,575)
            Outstanding at December 31, 1995...........................    87,958
              Granted..................................................      7119
              Forfeited................................................    (6,428)
                                                                           ------
            OUTSTANDING AT DECEMBER 31, 1996...........................    88,649
                                                                           ======

     Fully-vested shares at December 31, 1996 totaled 59,951 and at that date the MDRP had 2,428 shares available for future awards.

(18)  FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosures about Fair Value of Financial Instruments." requires disclosure of fair value information about financial instruments, regardless of whether recognized in the financial statements of the reporting entity. For purposes of determining fair value, SFAS No. 107 provides that the fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. All of the fair values presented have been made under this definition of fair value.

     It is management's belief that the fair values presented below are accurate based on the valuation techniques and data available to the Company as of December 31, 1996, as more fully described below. It should be noted that the operations of the Company are managed from a going concern basis and not a liquidation basis. As a result, the ultimate value of the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company's inherent value is its franchise value. Neither of these components have been given consideration in the presentation of fair values below.

     The following presents the carrying amounts and fair values of financial instruments included in assets and liabilities at December 31, 1996 and 1995.

                                                                   AT DECEMBER 31,
                                                  -------------------------------------------------
                                                           1996                      1995
                                                  -----------------------   -----------------------
                                                   CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                    AMOUNT     FAIR VALUE     AMOUNT     FAIR VALUE
                                                  ----------   ----------   ----------   ----------
                                                               (Dollars in thousands)
ASSETS:
  Cash and cash equivalents.....................  $   24,941   $   24,941   $   29,216   $   29,216
  Investment securities.........................     161,719      161,719      133,778      133,778
  Mortgage-backed securities....................     442,015      442,015      341,288      341,288
  Loans.........................................   1,500,958    1,507,337    1,592,277    1,620,580
                                                  ----------   ----------   ----------   ----------
     Net financial instruments -- assets........  $2,129,633   $2,136,012   $2,096,559   $2,121,894
                                                  ==========   ==========   ==========   ==========
LIABILITIES:
  Customer deposit accounts.....................  $1,558,470   $1,560,156   $1,551,329   $1,567,475
  Other borrowings..............................     497,868      498,437      473,352      476,197
                                                  ----------   ----------   ----------   ----------
     Net financial instruments -- liabilities...  $2,056,338   $2,058,593   $2,024,681   $2,043,672
                                                  ==========   ==========   ==========   ==========
OTHER:
  Interest rate cap agreements..................  $    2,406   $    1,118           --           --
                                                  ==========   ==========

     The following methods and assumptions were used to estimate fair value of each class of financial instruments for which it is practicable to estimate that value.

     Cash and cash equivalents. For these short-term instruments, the carrying value is a reasonable estimate of fair value.

     Securities. For investment securities and mortgage-backed securities, including derivative instruments and marketable equity securities, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     Loans. The fair values of loans are estimated by discounting the contractual cash flows, adjusted for prepayment estimates, using market interest rates based on secondary market sources, adjusted for servicing costs. The fair value of consumer loans is based on an aggregate current market interest rate for those products in the Company's portfolio in the aggregate. The following table presents information for loans held for investment or sale at December 31, 1996:

                                                                    DECEMBER 31,
                                                  -------------------------------------------------
                                                           1996                      1995
                                                  -----------------------   -----------------------
                                                   CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                  AMOUNT(1)    FAIR VALUE   AMOUNT(1)    FAIR VALUE
                                                  ----------   ----------   ----------   ----------
                                                                   (In thousands)
Single family, first and second trust deeds.....  $  979,178   $  981,326   $1,134,956    1,155,801
Commercial real estate..........................     388,798      392,882      365,216      366,930
Construction....................................       1,404        1,423        3,772        4,352
Small business loans............................     142,583      142,711       98,235      103,399
Consumer loans..................................       2,483        2,483        2,887        2,887
                                                  ----------   ----------   ----------   ----------
     Total......................................   1,514,446    1,520,825    1,605,066    1,633,369
Allowance for loan losses (2)...................     (13,488)     (13,488)     (12,789)     (12,789)
                                                  ----------   ----------   ----------   ----------
                                                  $1,500,958    1,507,337   $1,592,277    1,620,580
                                                  ==========   ==========   ==========   ==========

---------------
(1) The carrying amounts represent gross loan balances at the dates indicated as adjusted for discounts and premiums, unearned fees and undisbursed loan funds.

(2) In its calculation of fair value, the Company did not consider possible losses due to credit problems and, accordingly, has applied the allowance for loan losses to reflect such credit risk.

     Deposit liabilities. Under SFAS No. 107, the fair value of deposits with no stated maturity (such as non-interest bearing demand deposits, savings, and NOW accounts and money market investment accounts) is equal to their carrying amount at December 31, 1995. Therefore, the fair value estimates for these products do not reflect the benefits that the Company receives from the low-cost, long-term funding they provide. The fair value of time deposits is based on the discounted value of contractual cash flows, applying interest rates currently being offered on borrowings of similar duration from the FHLB.

                                                                   AT DECEMBER 31,
                                                  -------------------------------------------------
                                                           1996                      1995
                                                  -----------------------   -----------------------
                                                   CARRYING    ESTIMATED     CARRYING    ESTIMATED
                                                    AMOUNT     FAIR VALUE     VALUE      FAIR VALUE
                                                  ----------   ----------   ----------   ----------
                                                                   (In thousands)
Transaction accounts............................  $  321,351   $  321,351   $  294,068   $  294,068
                                                  ----------   ----------   ----------   ----------
Time deposits:
  Retail........................................   1,010,426    1,012,814    1,049,858    1,063,899
  Wholesale.....................................     226,693      225,991      207,403      209,508
                                                  ----------   ----------   ----------   ----------
     Total time deposits........................   1,237,119    1,238,805    1,257,261    1,273,407
                                                  ----------   ----------   ----------   ----------
                                                  $1,558,470   $1,560,156   $1,551,329   $1,567,475
                                                  ==========   ==========   ==========   ==========

     SFAS No. 107 does not allow a deposit base intangible element to be included in the fair value of deposits. The intangible arises from the low cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

     Other borrowings. The fair value of borrowings at December 31, 1996 were estimated using current market rates of interest for similar borrowings, as follows:

                                                                      AT DECEMBER 31,
                                                        -------------------------------------------
                                                                1996                   1995
                                                        --------------------   --------------------
                                                                   ESTIMATED              ESTIMATED
                                                        CARRYING     FAIR      CARRYING     FAIR
                                                         AMOUNT      VALUE      VALUE       VALUE
                                                        --------   ---------   --------   ---------
                                                                      (In thousands)
FHLB advances.........................................  $349,479   $ 348,645   $300,500   $ 300,970
Securities sold under agreements to repurchase........   130,639     130,646    150,052     150,129
Notes payable.........................................    17,750      19,146     22,800      25,098
                                                        --------    --------   --------   ---------
                                                        $497,868   $ 498,437   $473,352   $ 476,197
                                                        ========    ========   ========   =========

     Interest rate cap agreements. The fair value of interest rate cap contracts is determined by discounting the cash flows called for under the agreements at rates available as of the reporting date. The carrying value of the interest rate cap agreements represents the unamortized premium paid to purchase such agreements as of the reporting date.

(19)  STOCKHOLDERS' EQUITY

     The Company's ability to pay cash dividends to its shareholders primarily depends upon cash dividends it receives from its wholly-owned subsidiary CenFed Bank, and is also subject to limitations set forth in restrictive covenants relating to debt securities of the Company. CenFed Bank's ability to pay cash dividends to the Company is subject to limitations contained in applicable federal regulations. Payment of dividends in excess of CenFed Bank's accumulated earnings and profits would have significant and adverse tax consequences to CenFed Bank.

  Restrictive Covenants

     Certain debt agreements of the Company provide for the maintenance of minimum levels of consolidated equity. In connection with its issuance of senior debentures in 1994, the Company agreed to, among other provisions, the following covenants:

     (i)  leverage restrictions on the Company's investment in CenFed Bank;

     (ii)  restrictions on the Company's minimum consolidated tangible equity;
and

     (iii) restrictions on the indebtedness of the holding company.

     The company has complied with these restrictive covenants at all times.

  Stockholder Rights Plan

     In 1995, the Company adopted a stockholder rights plan ("stockholder rights plan") and declared a dividend distribution of stock purchase rights ("Rights") on the Company's outstanding shares of common stock to stockholders of record at the close of business on August 10, 1995 ("Record Date"). The distribution consisted of one Right for each outstanding share of common stock held on the Record Date. Each Right, when exercisable, entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share at a price of $80.00 (the "Rights Exercise Price") per one one-hundredth share, subject to adjustment. If any person becomes the beneficial owner of 15% or more of the outstanding common stock without complying with a specified procedure designed to provide fair treatment to all holders of the common stock, then holders of the Rights not previously exercised or redeemed by the Company will be entitled upon payment of the Rights Exercise Price to receive common stock having a fair market value equal to two times the Rights Exercise Price. In the event that the Company is acquired in a merger or other business combination transaction or 50% or more of the Company's assets or earnings power are sold, proper provision will be made so that each holder of a Right (other than the acquiring entity or person) will thereafter have the right to receive, upon exercise at the then current exercise price of the Right, common stock of the acquiring or surviving company having a value equal to two times the exercise price of the Right.

(20)  REGULATORY MATTERS

  Capital Regulations

     The Company is required to maintain certain minimum levels of regulatory capital as set forth by the OTS in capital standards applicable to all Thrifts.. These capital standards include a core capital requirement, a tangible capital requirement and a risk-based capital requirement. CenFed Bank exceeds all capital requirements, as shown in the following table:

                                    TANGIBLE CAPITAL           CORE CAPITAL          RISK-BASED CAPITAL
                                  --------------------     --------------------     --------------------
                                   AMOUNT      PERCENT      AMOUNT      PERCENT      AMOUNT      PERCENT
                                  --------     -------     --------     -------     --------     -------
                                                          (Dollars in Thousands)
Actual........................... $123,519       5.64%     $125,393       5.73%     $135,337      11.60%
Required.........................   32,784       1.50%       65,625       3.00%       93,176       8.00%
                                  --------       ----      --------       ----      --------       ----
  Excess......................... $ 90,735       4.14%     $ 59,768       2.73%     $ 42,161       3.60%
                                  ========       ====      ========       ====      ========       ====

     Federal banking legislation contains prompt corrective action ("PCA") provisions pursuant to which banks and savings institutions are to be classified into one of five categories, based primarily upon capital adequacy, and which require specific supervisory actions as capital levels decrease. The OTS regulations implementing the PCA provisions define the five capital categories. The following table sets forth the definitions of the categories and the Bank's ratios as of December 31, 1996:

                                                                           TOTAL       TIER 1     TIER 1
                                                            TANGIBLE     RISK-BASED  RISK-BASED  LEVERAGE
                    CAPITAL CATEGORY:                     CAPITAL RATIO    RATIO       RATIO      RATIO
--------------------------------------------------------- -------------  ----------  ----------  --------
Well-capitalized.........................................      N/A            10%          6%         5%
Adequately capitalized...................................      N/A             8%          4%         4%
Undercapitalized.........................................      N/A            <8%         <4%        <4%
Significantly undercapitalized...........................      N/A            <6%         <3%        <3%
Critically undercapitalized..............................      * 2%          N/A         N/A        N/A
CENFED BANK, AT DECEMBER 31, 1996........................      N/A          11.6%       10.9%       5.7%

     The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from well capitalized to adequately capitalized, or to subject an adequately capitalized or undercapitalized institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 1996, the Bank was a well capitalized institution.

  Dividends

     Savings association subsidiaries of holding companies generally are required to provide their OTS District Director not less than thirty days' advance notice of any proposed declaration of a dividend on the association's stock. Under a regulation adopted by the OTS in August 1990, the insured institution's ability to declare and pay a dividend to its holding company is subject to certain limitations. The regulation establishes a three-tiered system of regulation, with the greatest flexibility being afforded to well-capitalized associations. CenFed Bank is considered a well-capitalized institution for purposes of dividend declarations. No dividends were declared or paid in 1995 or 1996.

  Deposit Insurance

     In November 1995, the Federal Deposit Insurance Corporation ("FDIC") reduced its deposit insurance premiums for member institutions insured by the Bank Insurance Fund ("BIF") to a range of from none to $.27 per $100 of deposits (subject to a statutory minimum of $2,000 in annual assessments), with an historical low average of approximately $.043 per $100 of deposits, effective beginning with the semiannual period commencing January 1, 1996. The reduction in deposit insurance premium assessment reflects the attainment of the BIF of the statutorily required reserve-to-deposits ratio of 1.25%. The BIF attained its required reserve level in 1995, while the Savings Association Insurance Fund ("SAIF") had not, because of the BIF's greater premium revenues and the fact that a substantial portion of the SAIF premiums is required to be used to repay bonds (commonly referred to as "FICO Bonds") issued for the purpose of funding the resolution of failed thrift institutions. Because the SAIF had not attained it statutorily required reserve-to-deposits ratio, the FDIC maintained the current range of deposit insurance premiums assessable against member institutions insured by the SAIF at $.23 to $.31 per $100 of deposits. CenFed Bank's deposit insurance premium was .23% of deposits for 1995.

     The competitive disadvantage that resulted from the deposit rate premium disparity between BIF-insured institutions and SAIF-insured institutions was resolved during 1996 through the passage of legislation that assessed a one-time charge to all SAIF-insured institutions in sufficient amount to increase the SAIF reserve-to-deposits ratio to 1.25%. The Company paid $9.1 million in connection with the recapitalization. Following the recapitalization, deposit premiums to SAIF-insured institutions decreased significantly. Beginning in 1997, the Company's deposit insurance premium will be $.064 per $100 of deposits.

--------------
* (less than or equal to)

(20)  CENFED FINANCIAL CORPORATION ONLY FINANCIAL INFORMATION

     The following are the condensed financial statements for CENFED Financial Corporation as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994.

                  CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                                             DECEMBER 31,
                                                                         ---------------------
                                                                           1996         1995
                                                                         --------     --------
                                                                            (In thousands)
ASSETS
Cash and cash equivalents..............................................  $    120     $    537
Real estate held for development and sale, net.........................        --        5,006
Investment in CenFed Bank..............................................   130,612      120,212
Other assets...........................................................     1,167        1,887
                                                                         --------     --------
                                                                         $131,899     $127,642
                                                                         ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Debt incurred by ESOP..................................................  $     --     $  1,050
Notes payable..........................................................    17,750       21,750
Other liabilities......................................................       331          290
                                                                         --------     --------
                                                                           18,081       23,090
                                                                         --------     --------
Stockholders' equity:
  Common stock, $.01 par value.........................................        52           46
  Additional paid in capital...........................................    42,729       30,126
  Retained earnings....................................................    72,468       73,721
  Unrealized gain (loss) on securities available for sale, after tax...      (237)       2,179
  Deferred compensation -- retirement plans............................    (1,194)      (1,520)
                                                                         --------     --------
                                                                          113,818      104,552
                                                                         --------     --------
                                                                         $131,899     $127,642
                                                                         ========     ========

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
                                                                 ------------------------------
                                                                  1996        1995        1994
                                                                 -------     -------     ------
                                                                         (In thousands)
Interest income................................................  $   282     $   131     $  102
Interest expense...............................................   (2,189)     (2,322)      (311)
Income (Loss) from real estate operations......................    4,471         531         --
Operating expenses.............................................     (482)       (656)      (466)
                                                                 -------     -------     ------
Earnings (loss) before income taxes and subsidiary earnings....    2,082      (2,316)      (675)
Income tax (expense) benefit...................................     (882)        984        287
                                                                 -------     -------     ------
  Net earnings (loss) -- holding company only..................    1,200      (1,332)      (388)
Net earnings from subsidiary...................................   10,138       8,529      9,386
                                                                 -------     -------     ------
                                                                 $11,338     $ 7,197     $8,998
                                                                 =======     =======     ======

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                   YEARS ENDED DECEMBER 31,
                                                               --------------------------------
                                                                1996        1995         1994
                                                               -------     -------     --------
                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net earnings...............................................  $11,338     $ 7,197     $  8,998
  Adjustments to reconcile net earnings to cash provided by
     operating activities:
     Amortization............................................      322         667          152
     Net earnings of subsidiary..............................  (10,138)     (8,529)      (9,386)
     Net change in other assets/liabilities..................     (181)       (157)        (287)
     Increase in accrued interest payable....................     (127)         29           --
     Income tax benefit (expense)............................      882        (984)        (127)
                                                               -------     -------       ------
       Net cash provided by (used in) operating activities...    2,096      (1,777)        (650)
                                                               -------     -------       ------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment in equity of subsidiary.........................   (2,130)     (1,235)     (16,403)
  Sale of real estate held for development and sale..........    4,859          --           --
                                                               -------     -------       ------
       Net cash provided by (used in) investing activities...    2,729      (1,235)     (16,403)
                                                               -------     -------       ------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from the issuance of common stock.................    1,589         463           35
  Net increase (decrease) in notes payable...................   (5,050)       (200)      17,598
  Dividends paid to stockholders.............................   (1,781)     (1,423)      (1,170)
                                                               -------     -------       ------
       Net cash provided by (used in) financing activities...   (5,242)     (1,160)      16,463
                                                               -------     -------       ------
  Net increase in cash during the year.......................     (417)     (4,172)        (590)
  Cash and cash equivalents, beginning of year...............      537       4,709        5,299
                                                               -------     -------       ------
  Cash and cash equivalents, end of year.....................  $   120     $   537     $  4,709
                                                               =======     =======       ======

(21)  QUARTERLY FINANCIAL INFORMATION -- UNAUDITED

                                                                  THREE MONTHS ENDED,
                                               ---------------------------------------------------------
                                               MARCH 31,     JUNE 30,     SEPTEMBER 30,     DECEMBER 31,
                                               ---------     --------     -------------     ------------
                                                         (In thousands, except per share data)
1996:
  Interest and dividend income...............   $38,732      $ 39,118        $39,616          $ 39,617
  Interest expense...........................    26,595        25,680         26,429            27,220
                                                -------       -------        -------           -------
     Net interest income.....................    12,137        13,438         13,187            12,397
  Provisions for loan losses.................     2,800         2,250          1,500             1,500
                                                -------       -------        -------           -------
     Net interest income after provisions for
       loan losses...........................     9,337        11,188         11,687            10,897
  Non-interest income........................     6,930         2,010          1,447             2,246
  Operating expenses.........................     8,834         8,482         17,672             9,079
  Income taxes...............................     2,783         1,670         (5,816)            1,336
                                                -------       -------        -------           -------
  Earnings before extraordinary items........     4,650         3,046          1,278             2,728
     Extraordinary item (net of income
       taxes)................................      (364)           --             --                --
                                                -------       -------        -------           -------
  Net earnings...............................   $ 4,286      $  3,046        $ 1,278          $  2,728
                                                =======       =======        =======           =======
     Net earnings per share..................   $  0.83      $   0.59        $  0.24          $   0.51
                                                =======       =======        =======           =======
     Dividends paid per share during
       quarter...............................   $ 0.082      $   0.09        $  0.09          $   0.09
                                                =======       =======        =======           =======
1995:
  Interest and dividend income...............   $30,259      $ 32,232        $35,667          $ 38,291
  Interest expense...........................    21,051        23,556         26,029            27,328
                                                -------       -------        -------           -------
     Net interest income.....................     9,208         8,676          9,638            10,963
  Provisions for loan losses.................       600           300          1,000             1,000
                                                -------       -------        -------           -------
     Net interest income after provisions for
       loan losses...........................     8,608         8,376          8,638             9,963
  Non-interest income........................     1,592         1,369          1,989             2,304
  Operating expenses.........................     8,168         8,113          7,904             8,966
  Income taxes...............................       440           291            758             1,002
                                                -------       -------        -------           -------
  Net earnings...............................     1,592         1,341          1,965             2,299
                                                =======       =======        =======           =======
     Net earnings per share..................   $  0.32      $   0.27        $  0.38          $   0.45
                                                =======       =======        =======           =======
     Dividends paid per share during
       quarter...............................   $ 0.068      $  0.082        $ 0.082          $  0.082
                                                =======       =======        =======           =======

                                 EXHIBIT INDEX

   3.1    Certificate of Incorporation of CENFED (incorporated by reference to Exhibit 3.1 and 3.3 to CENFED's Registration Statement on Form S-1 (Registration No. 33-39487),
          as amended).
   3.2    Bylaws of CENFED (incorporated by reference to Exhibit 3.2 to CENFED's Registration
          Statement on Form S1 (Registration No. 33-39487), as amended).
   4.1    Reference is made to Exhibits 3.1 and 3.2.
   4.2    CENFED Financial Corporation Debenture Purchase Agreement dated December 19, 1994
          (incorporated by reference to Exhibit 4.2 to CENFED's Annual Report on Form 10-K
          for December 31, 1994).
  10.1    Century Federal Executive Performance Incentive Plan as of January 1, 1989
          (incorporated by reference to Exhibit 10.1 to CENFED's Registration Statement on
          Form S-1 (Registration No. 33-39487), as amended).
  10.2    Century Federal Executive Performance Incentive Plan as of January 1, 1991
          (incorporated by reference to Exhibit 10.2 to CENFED's Registration Statement on
          Form S-1 (Registration No. 33-39487), as amended).
  10.3    Century Federal Deferred Compensation Plan as of January 1, 1986 (incorporated by reference to Exhibit 10.3 to CENFED's Registration Statement on Form S-1
          (Registration No. 33-39487), as amended).
  10.4    Century Federal Deferred Compensation and Benefit Restoration Plan (incorporated by reference to Exhibit 10.4 to CENFED's Registration Statement on Form S-1
          (Registration No. 33-39487), as amended).
  10.5    CENFED Financial Corporation 1992 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to CENFED's Annual Report on Form 10-K for December 31,
          1991).
  10.6    Form of Stock Option Agreement (See Exhibit Number 10.5) (incorporated by reference to Exhibit 10.5 to CENFED's Annual Report on Form 10-K for December 31, 1991).
  10.7    Century Federal Savings and Loan Association Management Development and Recognition
          Plan (incorporated by reference to Exhibit 10.7 to CENFED's Annual Report on Form
          10-K for December 31, 1991).
  10.8    CENFED Financial Corporation Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.7 to CENFED's Annual Report on Form 10-K for December 31,
          1991).
  10.9    Century Federal Profit Sharing and 401(k) Plan (incorporated by reference to
          Exhibit 4.2 to CENFED's Registration Statement on Form S-8 (Registration No.
          33-43010), as amended).
 10.10    Employment Agreement between the Association and D. Tad Lowrey (incorporated by reference to Exhibit 10.10 to CENFED's Registration Statement on Form S-1
          (Registration No. 33-39487), as amended).
 10.11    Form of Employment Agreement between the Association and certain officers (for each of the following: Messrs. Prince, Quigley and Renney) (incorporated by reference to
          Exhibit 10.11 to CENFED's Registration Statement on Form S-1 (Registration No.
          33-39487), as amended).
 10.12    Form of Salary Continuation Agreement between the Association and certain officers
          (for each of the following: Messrs. Dieter, Neiffer, Schwartz, and Taylor)
          (incorporated by reference to Exhibit 10.12 to CENFED's Registration Statement on
          Form S-1 (Registration No. 33-39487), as amended).
 10.13    Amended and Restated Directors' Retainer Continuance Plan (incorporated by reference to Exhibit 10.13 to CENFED's Registration Statement on Form S-1
          (Registration No. 33-39487), as amended).

 10.14    Stock Purchase Agreement among CENFED, the Association, the Trustee of the CENFED
          Employee Stock Ownership Trust and the Administrative Committee of the CENFED
          Employee Stock Ownership Plan (incorporated by reference to Exhibit 10.14 to
          CENFED's Annual Report on Form 10-K for December 31, 1991).
 10.15    Agreement and Plan of Merger, dated March 31, 1994, among CENFED Financial
          Corporation, CenFed Bank, a Federal Savings Bank, United California Savings Bank
          and N. Lawrence Ulvestad (incorporated by reference to Exhibit B to CENFED's
          Current Report on Form 8-K for July 15, 1994).
 10.16    CENFED Financial Corporation 1994 Directors' Stock Option Plan (incorporated by reference to CENFED's Proxy Statement dated April 21, 1994).
 10.17    CENFED Financial Corporation 1994 Long-Term Incentive Plan (incorporated by reference to CENFED's Proxy Statement dated April 21, 1994).
    11    Statement Regarding Computation of Per Share Earnings.
    12    Statement Regarding Computation of Ratios.
    21    List of subsidiaries of CENFED.
    23    Consents of KPMG Peat Marwick LLP and Deloitte & Touche LLP.

     Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described herein.