Form 10-Q
period 1997-03-31
CENFED FINANCIAL CORP
filed 1997-05-15
CIK 873459

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                    FORM 10-Q



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   March 31, 1997

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
(State or other jurisdiction of                               (I.R.S. employer
incorporation or organization)                               identification no.)

199 North Lake Avenue, Pasadena, California                         91101
(Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code: (818) 585-2400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirement for the past 90 days. Yes X   No
                                     ---     ---
Number of shares outstanding of the registrant's sole class of common stock at April 30, 1997: 5,770,637

                          CENFED FINANCIAL CORPORATION
                                      INDEX


PART I.           FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Consolidated Statements of Financial Condition as of March 31, 1997
                  and December 31, 1996.....................................................................3

                  Consolidated Statements of Operations for the Three Months
                  Ended March 31, 1997 and 1996.............................................................4

                  Consolidated Statements of Cash Flows for the Three Months
                  Ended March 31, 1997 and 1996.............................................................5

                  Notes to Consolidated Financial Statements................................................7

       Item 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.....................................................................8


PART II.          OTHER INFORMATION

       Item 6.    Exhibits

                  a.  Exhibits

                  b.  Reports on Form 8-K

CENFED Financial Corporation
Consolidated Statements of Financial Condition



Dollars In Thousands, Except Share Amounts                                               March 31,        DECEMBER 31,
                                                                                           1997              1996
                                                                                        -----------       -----------
ASSETS:
Cash .............................................................................      $    17,247       $    17,441
Federal funds sold ...............................................................           15,000             7,500
                                                                                        -----------       -----------
          Cash and cash equivalents ..............................................           32,247            24,941
                                                                                        -----------       -----------
Investment securities available for sale, at fair value ..........................          167,135           161,719
Mortgage-backed securities ("MBS") available for sale, at fair value .............          440,989           442,015
Loans held for investment, net ...................................................        1,451,051         1,391,307
Loans held for sale, at lower of cost or fair value ..............................          114,684           109,651
Accrued interest receivable ......................................................           15,760            14,685
Real estate acquired in settlement of loans ("REO") ..............................           11,129            10,466
Real estate held for development and sale, net ...................................              202               202
Premises and equipment, net ......................................................            9,284             9,663
Intangible assets, net of accumulated amortization ...............................              205               205
Deferred income taxes ............................................................            6,201             6,201
Other assets .....................................................................           14,512            13,592
                                                                                        -----------       -----------
                                                                                        $ 2,263,399       $ 2,184,647
                                                                                        ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY:
Customer deposit accounts ........................................................      $ 1,566,314       $ 1,558,470
Securities sold under agreements to repurchase ...................................          161,665           130,639
Notes payable ....................................................................           17,750            17,750
FHLB advances ....................................................................          382,579           349,479
Other liabilities ................................................................           19,568            14,491
                                                                                        -----------       -----------
          Total liabilities ......................................................        2,147,876         2,070,829
                                                                                        -----------       -----------
Commitments and contingent liabilities


Common stock. $.01 par value
Authorized shares: 14,000,000 at March 31, 1997 and December 31, 1996
Outstanding shares: 5,236,808 at March 31, 1997 and 5,154,533 at December 31, 1996               52                52

Additional paid in capital .......................................................           43,005            42,729
Treasury stock, at cost: 15,000 shares ...........................................             (496)             --
Retained earnings - substantially restricted .....................................           76,521            72,468
Unrealized loss on securities available for sale, net of tax .....................           (2,516)             (237)
Deferred compensation - retirement plans .........................................           (1,043)           (1,194)
                                                                                        -----------       -----------
          Total stockholders' equity .............................................          115,523           113,818
                                                                                        -----------       -----------
                                                                                        $ 2,263,399       $ 2,184,647
                                                                                        ===========       ===========

See notes to consolidated financial statements.

CENFED FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                          THREE MONTHS ENDED MARCH 31,
                                                                       ---------------------------------
                                                                          1997              1996
                                                                       -----------       -----------
                                                                    (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Interest and Dividend Income:
  Loans .........................................................      $    29,664       $    30,523
  Investment securities and short-term investments ..............            2,599             1,934
  Mortgage-backed securities ....................................            8,007             6,275
                                                                       -----------       -----------
            Total interest and dividend income ..................           40,270            38,732
                                                                       -----------       -----------
Interest Expense:
   Customer deposit accounts ....................................           19,519            20,062
   Securities sold under agreements to repurchase ...............            1,932             1,754
   FHLB advances ................................................            5,040             4,153
   Other borrowings .............................................              522               626
                                                                       -----------       -----------
            Total interest expense ..............................           27,013            26,595
                                                                       -----------       -----------
   Net interest income ..........................................           13,257            12,137

Provisions for loan losses ......................................            2,500             2,800
                                                                       -----------       -----------
             Net interest income after provisions for loan losses           10,757             9,337
                                                                       -----------       -----------
Non-Interest Income:
   Loan servicing fees ..........................................              980             1,065
   Customer deposit account fees ................................              466               484
   Gain on sale of investments and MBS ..........................            1,071               597
   Gain on sale of loans ........................................               (1)               33
   Income (Loss) from real estate operations ....................             (313)            4,249
   Commissions from sales of investment products ................              443               405
   Other ........................................................               98                97
                                                                       -----------       -----------
          Total non-interest income .............................            2,744             6,930
                                                                       -----------       -----------
Operating Expenses:
   Compensation and employee benefits ...........................            4,294             4,155
   Net occupancy ................................................            1,389             1,552
   Deposit insurance premiums ...................................              246               850
   Data and check processing ....................................              371               410
   Advertising and marketing ....................................              134               194
   Intangible amortization ......................................                1                19
   Other ........................................................            1,643             1,654
                                                                       -----------       -----------
          Total operating expenses ..............................            8,078             8,834
                                                                       -----------       -----------
          Earnings before income taxes and extraordinary item ...            5,423             7,433
Income taxes ....................................................            1,887             2,783
                                                                       -----------       -----------
          Earnings before extraordinary item ....................            3,536             4,650
Extraordinary Item:
  Early extinguishment of debt (net of income taxes of $267) ....             --                (364)
              Net Earnings ......................................      $     3,536       $     4,286
                                                                       ===========       ===========
Primary Earnings per share:
 Before extraordinary item ......................................      $      0.60       $      0.81
 Extraordinary item .............................................             --         ($     0.06)
                                                                       -----------       -----------
          After extraordinary item ..............................      $      0.60       $      0.75
                                                                       ===========       ===========
Average primary shares outstanding ..............................        5,927,000         5,706,000
                                                                       ===========       ===========


See notes to consolidated financial statements.

CENFED FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                ----------------------------
                                                                                     1997           1996
                                                                                  ---------       ---------
                                                                                        (In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ...............................................................      $   3,536       $   4,286
Adjustments to reconcile net earnings to net cash provided:
    Net amortization of fees, discounts and premiums .......................            265             428
   Depreciation and amortization ...........................................            500             751
   Gain (loss) on sale of loans ............................................              1             (33)
   Gain on sales of investments and MBS ....................................         (1,071)           (597)
   Provisions for loan and real estate losses ..............................          2,642           2,800
   Change in deferred income taxes .........................................           --             2,366
   Originations and purchases of loans held for sale .......................         (8,597)        (11,446)
   Repayments and prepayments of loans held for sale .......................          3,334           7,469
   Proceeds from sales of loans held for sale ..............................            232           4,003
   Increase in accrued interest receivable .................................         (1,075)           (370)
   Increase (decrease) in accrued interest payable .........................            (59)            712
   Change in other assets and other liabilities ............................          5,787          (1,985)
   FHLB stock dividends ....................................................           (290)           (202)
   Other, net ..............................................................              4               5
                                                                                  ---------       ---------
   Net cash  provided by operating activities ..............................          5,209           8,187
                                                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of  investment securities available for sale ..................        (23,904)        (12,878)
   Proceeds from sales of investment securities available for sale .........          8,013          21,674
   Maturities of investment securities available for sale ..................         10,000           5,000
   Purchases of MBS available for sale .....................................        (29,875)        (94,183)

   Proceeds from sales of MBS available for sale ...........................         16,689          71,431
   Principal repayments on MBS .............................................         12,890          13,201
   Originations and purchases of loans held for investment .................       (110,895)        (36,416)
   Loan repayments and prepayments .........................................         41,970          51,469
   Purchases of premises and equipment .....................................           (121)           (212)
   Capital expenditures in REO and real estate held for development and sale           (262)           (204)
   Sales of REO and real estate held for development and sale ..............          5,283           7,460
                                                                                  ---------       ---------
     Net cash provided by (used in) investing activities ...................        (70,212)         26,342
                                                                                  ---------       ---------

CENFED FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED



CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in customer deposit accounts ..........................         7,887         29,819
   Net decrease in notes payable ......................................          --              (50)
   Net increase (decrease) in short-term financing:
      FHLB advances ...................................................       (50,900)       (11,400)
      Securities sold under agreements to repurchase ..................        31,026        (58,546)
   Repayment of long-term FHLB advance ................................          --           (9,200)
   Proceeds from long-term FHLB advance ...............................        84,000         10,000
   Dividends paid .....................................................          (466)          (411)
   Proceeds from issuance of common stock .............................         1,258            120
   Treasury stock repurchased .........................................          (496)          --
                                                                             --------       --------
      Net cash (used in) provided by financing activities .............        72,309        (39,668)
                                                                             --------       --------
   Net (decrease) increase in cash and cash equivalents ...............         7,306         (5,139)
   Cash and cash equivalents, beginning of period .....................        24,941         29,216
                                                                             --------       --------
   CASH AND CASH EQUIVALENTS, END OF PERIOD ...........................      $ 32,247       $ 24,077
                                                                             ========       ========

                           SUPPLEMENTARY INFORMATION

CASH PAID FOR:
  Interest on customer deposit accounts ...............................      $ 27,092       $ 25,883
  Income tax payments (refunds)........................................      ($ 2,550)      $    150
NON-CASH ITEMS:
  Real estate acquired in settlement of loans .........................      $  8,296       $  5,476
  Net change in unrealized gain (loss) on securities available for sale      ($ 2,279)      ($ 2,948)
  Loans to facilitate the sale of REO..................................      $  2,034       $    496


See notes to consolidated financial statements.

                          CENFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      MARCH 31, 1997, DECEMBER 31, 1996 AND
                   THREE MONTHS ENDED MARCH 31, 1997 AND 1996

(1)  BASIS OF PRESENTATION

       The consolidated statement of financial condition as of March 31, 1997, and the related consolidated statements of operations and cash flows for the three months ended March 31, 1997 and 1996, are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial condition of CENFED Financial Corporation (the "Company") as of March 31, 1997 and its results of operations and cash flows for the three months ended March 31, 1997 and 1996. The results of operations for the unaudited interim periods are not necessarily indicative of the results of operations to be expected for the entire year of 1997.

       The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all information and footnotes normally included in financial statements prepared in conformity with generally accepted accounting principles. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

(2)  SUBSEQUENT EVENTS

       On April 2, 1997, the Company announced a 10% stock dividend payable to shareholders of record as of April 17, 1997. The Company also declared its quarterly cash dividend of $.09 per share to shareholders of record as of the same date. Both the stock and cash dividends were distributed on May 2, 1997.

(3)  EARNINGS PER SHARE

       The Company has long term incentive plans that include incentive stock options. For purposes of determining primary earnings per share and fully diluted earnings per share, stock options granted to officers and directors of the Company are considered common stock equivalents and are added to common shares outstanding, using the treasury stock method. At March 31, 1997, fully diluted earnings per share were the same as primary earnings per share, as the dilution under the fully diluted earnings per share calculation was not material.

       In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 provides reporting standards for basic and diluted earnings per share and is effective for financial statement periods ending after December 15, 1997. Earlier application is not permitted. Had the Company applied SFAS 128 to the accompanying financial statements, basic earnings per share would have been $0.61 and $.076 for the three months ended March 31, 1997 and 1996, respectively, and diluted earnings would have been $0.60 and $0.75 for the same periods, respectively.

       Earnings per share for all periods presented have been calculated based upon the increased number of shares of common stock and common stock equivalent after giving effect to the stock dividend distributed on May 2, 1997.

(4) RECENT ACCOUNTING PRONOUNCEMENTS

       In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities ("SFAS 125"). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets, and distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. This statement supersedes SFAS 122, although the general concepts of SFAS 122 are retained in it. Effective January 1, 1997 the Company adopted SFAS 125. There was no material effect on the Company's financial condition as of March 31, 1997, or results from operations for the three-month period then ended, resulting from the adoption of SFAS 125.

ITEM 2.
                          CENFED FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND ASSET QUALITY

OPERATING STRATEGY
       The operating strategy of CENFED Financial Corporation (the "Company") consists of three primary elements: (i) acquiring assets providing net returns that satisfy the Company's cost of capital requirements; (ii) gathering retail deposits as the principal source of funding; and (iii) improving on the efficiency of Company operations.

       Acquiring assets providing returns that satisfy the Company's cost of capital requirements. The Company seeks assets that provide returns, on a credit risk-adjusted basis, that meet or exceed its cost of capital. The Company seeks lines of business in which it believes it can successfully serve customer niches and achieve satisfactory returns, rather than pursuing traditional thrift business lines, which increasingly are being served by non-bank competitors. Over the past two years, the Company has executed this strategy by eliminating its single family lending operations and by focusing on small business and commercial real estate lending. The Company defines commercial real estate properties as multifamily residential and commercial nonresidential properties. Although it no longer originates single family loans, the Company purchases packages of single family loans from other institutions from time to time. During the first quarter of 1997, the Company purchased $79.4 million of home equity loans.

       The Company's new loan volume, consisting of originations and purchases, increased by $65.2 million or 137% in the first quarter of 1997, compared to the corresponding quarter in 1996. The following table sets forth loan volume information:

                                              Three Months Ended March 31:
                                              ----------------------------
         (In Thousands)                           1997           1996
                                                --------       --------
         Single family first mortgage ...       $   --         $ 12,924
         Home equity ....................         79,436           --
         Commercial real estate .........         17,799         21,164
         Small business .................         15,713         13,612
                                                --------       --------
                                                $112,948       $ 47,700
                                                ========       ========

       The Company seeks to purchase packages of whole loans when it is not able to originate sufficient volumes of loans to meet the its growth targets. The Company is unable to predict whether it will succeed in identifying packages of suitable loans for purchase, or the magnitude of such packages, in the future.

       Focusing on retail deposit gathering as the principal source of funding. The Company believes that deposits gathered through its retail delivery system are the most stable and economical source of funding for its operations in the long run. The Company's deposit gathering efforts in recent periods have emphasized increasing its market share in the markets in which it has a presence and increasing the numbers and amounts of its transaction accounts in the retail deposit base. Gaining substantial market share and name recognition in the Southern California marketplace is particularly challenging due to the number of competitors and the presence of several large financial institutions in most

                          CENFED FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

of the communities in which the Company has branch offices. The following table sets forth the composition of retail deposits at the dates indicated:

                                     MARCH 31, 1997                   March 31, 1996
                             ---------------------------       --------------------------
(Dollars in Thousands)          Number          Amount           Number          Amount
                             ----------       ----------       ----------      ----------
Checking accounts .....          27,918       $  123,478           26,083      $  127,922
Savings accounts ......          19,723           86,484           21,740         111,377
Money market accounts .           2,977          115,522            1,881          73,069
Certificate accounts ..          33,755          997,102           37,728       1,044,263
                             ----------       ----------       ----------      ----------
  Total retail deposits          84,373       $1,322,586           87,432      $1,356,631
                             ==========       ==========       ==========      ==========
Retail deposits, as a %
  of interest-bearing
  liabilities .........                            62.10                            68.30%

       Total transaction account balances increased by $13.2 million at the end of March 1997, compared to the corresponding date one year earlier. Among its transaction accounts, the Company is most interested in increasing the number of customer checking account relationships. Although deposits in checking accounts decreased by $4.4 million at March 31, 1997, compared to one year earlier, the number of accounts has increased by 1,835.

       Focusing on the efficiency of Company operations. One measure of operational efficiency is the ratio of general and administrative expenses (excluding goodwill amortization) to average assets. In the first quarter of 1997, the annualized general and administrative expense ratio was 1.46%, compared to 1.65% in the corresponding period in the previous year. Included in the 19 basis point reduction in the operating expense ratio in the first quarter of 1997 was an eleven basis point reduction attributable to lower deposit insurance costs.

       A second measure of operational efficiency is the ratio of operating expenses to the sum of net interest income and non-interest income ("efficiency ratio"). For purposes of this calculation, the Company excludes gains from sales of investment securities and gains from sales of real estate, which are non-recurring sources of revenue. In the first quarter of 1997, the Company's efficiency ratio was 54.1%, compared to 63.3% in the corresponding quarter in 1996. Had the deposit insurance reduction been applicable to the 1996 quarter, the efficiency ratio would have been 59.0%.

       Even though the Company seeks ways to decrease its costs to deliver its products, future improvements in operating efficiency are largely contingent upon growth in the asset base.

ANALYSIS OF STATEMENT OF FINANCIAL CONDITION
       The Company's total assets increased by $78.8 million, or by 3.6%, during the first quarter of 1997. The following table sets forth significant changes in the Company's statement of financial condition:

                                                             INCREASE DURING
         (In Thousands)                                   FIRST QUARTER OF 1997:
                                                          ----------------------
         Loans held for investment, net .................       $59,744
         Cash and cash equivalents ......................         7,306
         All other, net .................................        11,702
                                                                -------
            Change in total assets ......................       $78,752
                                                                =======
         Customer deposit accounts ......................       $ 7,844
         Borrowings .....................................        64,126
         Stockholders' equity ...........................         1,705
         All other, net .................................         5,077
                                                                -------
              Change in total liabilities and equity ....       $78,752
                                                                =======

       Loans Held for Investment. Loans held for investment increased by $59.7 million during the quarter largely due to the purchase of $79.4 million of home equity loans. Management believes that the credit risk-adjusted earnings on the home equity loans meets the Company's rate of return objectives.

       MBS and Investment Securities. The Company has historically purchased MBS and investment securities when it could not meet its growth objectives through loan originations and purchases. Because the Company purchased a large amount of whole loans during the quarter, its securities acquisitions were limited. For the three-month period ended March 31, 1997, the MBS portfolio decreased by $1.0 million. In the future, the Company will continue to focus on identifying securities for purchase with suitable yield and interest rate risk characteristics if preferable whole loans aren't available for purchase.

       Customer Deposit Accounts. Customer deposit accounts increased by $7.8 million, consisting of a $9.2 million decrease in retail deposits and a $17.0 million increase in wholesale certificates of deposit.

       Borrowings. Total borrowings increased by $64.1 million during the first quarter of 1997 as funds were borrowed to finance a loan purchase. The Company frequently uses borrowings as a source of funds when purchasing securities or loans and expects to do so in the future.

       Stockholders' Equity. The changes in stockholders' equity for the three-month periods ended March 31, 1997 and 1996, were as follows:

                                                           FOR THE THREE MONTHS ENDED MARCH 31,
                                                           ------------------------------------
(In Thousands)                                                      1997          1996
                                                                   -------       -------
Net earnings ................................................      $ 3,536       $ 4,286
Dividends paid to shareholders ..............................         (466)         (411)
Increase in unrealized loss on  securities available for sale       (2,279)       (2,948)
Stock repurchased ...........................................         (496)         --
Proceeds from exercises of stock options ....................        1,410           296
                                                                   -------       -------
    Increase in stockholders' equity ........................      $ 1,705       $ 1,223
                                                                   =======       =======

       All of the Company's investment securities and MBS are classified as available for sale, requiring that they be reported fair value through an unrealized gain or loss component of stockholders' equity. Securities classified as available for sale provide maximum flexibility with respect to disposition but subject the Company's equity to more volatility from changes in market interest rates.

                          CENFED FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

ASSET QUALITY
       Delinquent Loans. Total delinquent loan balances decreased by $1.3 million during the first quarter of 1997, with improvements in each loan type. Loan delinquency information by aging category and by type of loan is set forth in the following table:

                                                                            MARCH 31,   DECEMBER 31,    MARCH 31,
       (In Thousands)                                                         1997          1996          1996
                                                                             -------       -------       -------
31 - 60 days delinquent:
       Single family ..................................................      $ 4,328       $ 5,887       $ 5,166
       Commercial real estate .........................................        1,150           404         2,445
       Small business .................................................          716           715           896
       Consumer .......................................................            9             6            56
                                                                             -------       -------       -------
                                                                               6,203         7,012         8,563
                                                                             -------       -------       -------
61 - 90 days delinquent:
       Single family ..................................................        2,167         3,129         1,224
       Commercial real estate .........................................          950          --           1,140
       Small business .................................................        1,283         1,857           868
       Consumer .......................................................            1            10            12
                                                                             -------       -------       -------
                                                                               4,401         4,996         3,244
                                                                             -------       -------       -------
Over 90 days delinquent:
       Single family ..................................................       13,675        11,467        11,115
       Commercial real estate .........................................        1,528         3,858         1,233
       Small business .................................................        1,817         1,550         1,187
       Consumer .......................................................            6             3            11
                                                                             -------       -------       -------
                                                                              17,026        16,878        13,546
                                                                             -------       -------       -------
GRAND TOTAL:
       Single family ..................................................       20,170        20,483        17,505
       Commercial real estate .........................................        3,628         4,262         4,818
       Small business .................................................        3,816         4,122         2,951
       Consumer .......................................................           16            19            79
                                                                             -------       -------       -------
                                                                             $27,630       $28,886       $25,353
                                                                             =======       =======       =======
Delinquent loans by type, as a percentage of total loans:
       Single family ..................................................         1.39%         1.47%         1.20%
       Commercial real estate .........................................         0.25%         0.31%         0.32%
       Small business .................................................         0.26%         0.30%         0.21%
                                                                             -------       -------       -------
         Total ........................................................         1.90%         2.08%         1.73%
                                                                             =======       =======       =======
Delinquent loans by type, as a percentage of outstanding loans by type:
       Single family ..................................................         2.01%         2.11%         1.62%
       Commercial real estate .........................................         0.89%         1.09%         1.28%
       Small business .................................................         2.57%         3.07%         2.73%

       The ratio of delinquent loans to total loans at March 31, 1997 was 17 basis points higher than one year earlier but 18 basis points lower than at the end of 1996. Delinquent commercial real estate and small business loans represented a smaller portion of their respective portfolios at March 31, 1997 than at either of the comparative dates. Management believes, however, that total delinquent commercial real estate and small business loans could increase in future periods if increases in interest rates and loan payments on certain adjustable rate loans exceed the borrowers' abilities to pass through such increased debt service to their tenants and customers. Delinquent small business loans at March 31, 1997, December 31, 1996 and March 31, 1996 included $3.7 million, $4.0 million and $3.0 million, respectively, of balances guaranteed directly by the SBA or by a collateralized credit agreement given by the corporation from whom the Company purchased the loans.

                          CENFED FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


       Delinquent single family loans were a smaller percentage of outstanding single family loans at March 31, 1997 than at December 31, 1996, but were a higher percentage than one year earlier. The credit quality in the Company's single family loan portfolio varies significantly by the years of the loans originations, as shown in the following table:

       Year of                       Delinquent       Outstanding         Delinquency
     Origination                     Balances(1)      Balances(2)          Percentage
     -----------                     ----------       -----------         -----------
                                                (Dollars in Thousands)
1988 and before ............          $  1,018          $ 96,476              1.06%
1989 .......................             2,493            23,647             10.54%
1990 .......................                 0             7,871              0.00%
1991 .......................               759            25,184              3.01%
1992 .......................             3,773            70,206              5.37%
1993 .......................             3,368           149,511              2.25%
1994 .......................             4,899           408,943              1.20%
1995 .......................             2,099           110,117              1.91%
1996 .......................                 0            16,198              0.00%
                                      --------          --------
  Total ....................          $ 18,409          $908,153              2.01%
                                      ========          ========             =====

----------------

(1) Delinquent balances exclude loans serviced by other institutions on behalf of the Company and delinquent loans which the Company services for other investors but in which it has no ownership investment.

(2) Outstanding balances exclude loans serviced by other institutions on behalf of the Company and outstanding loans which the Company services for other investors but in which it has no ownership investment.

       The above table illustrates that loans originated between 1989 and 1992, with the exception of 1990, are the poorest performing segment of the single family loan portfolio. In general, the periods with the greatest dollar amounts of delinquent loans were the periods in which the Company originated the greatest volumes of new loans. In the future, management believes that single family delinquency rates may continue to rise primarily because the seasoning of loans made in the 1993 - 1995 time period can be expected to result in higher levels of delinquency, if future seasoning trends follow past trends.

       Nonperforming Assets. Nonperforming assets at March 31, 1997 decreased by $179,000 from the end of 1996 but were $6.0 million greater than one year earlier. At March 31, 1997, nonperforming assets were 1.40% of total assets, representing a 6 basis point decrease from the beginning of the quarter. The following table sets forth the composition of nonperforming assets at the dates indicated:

                                                         MAR. 31,      DEC. 31,     SEP. 30,      JUN. 30,       MAR. 31,
(Dollars in Thousands)                                     1997         1996          1996          1996          1996
                                                         -------       -------       -------       -------       -------
Nonaccrual loans ..................................      $20,660       $21,502       $21,028       $22,625       $18,700
Real estate acquired in settlement of loans ("REO")       11,129        10,466         7,867         7,134         7,107
                                                         -------       -------       -------       -------       -------
     Nonperforming assets .........................      $31,789       $31,968       $28,895       $29,759       $25,807
                                                         =======       =======       =======       =======       =======
Nonperforming assets, % of total assets ...........         1.40%         1.46%         1.34%         1.39%         1.22%
Nonaccrual loans, % of total loans held for
investment and for sale ...........................         1.31%         1.42%         1.37%         1.45%         1.18%

       Loans are placed on nonaccrual status when, in the opinion of management, the full and timely collection of principal or interest is in doubt. As a general rule, the accrual of interest is discontinued when principal or interest payments become 90 days past due. However, in certain instances, the Company may place a particular loan on nonaccrual status earlier or later than the 90 days past due standard, depending upon the individual circumstances surrounding the loan's delinquency. At March 31, 1997, the Company had no loans over 90 days past due and still accruing. When an interest-earning asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income.

                          CENFED FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


       The following table sets forth the Company's nonperforming asset activity for the three months ended March 31, 1997:

                                       NONACCRUAL
                                          LOANS            REO          TOTAL
                                         --------       --------       --------
Balance at December 31, 1996 ......      $ 21,502       $ 10,466       $ 31,968
New Nonaccruing Loans:
     Single family (1) ............         4,104           --            4,104
     Commercial real estate .......         4,613           --            4,613
     Small business ...............           432           --              432
     Consumer, net ................             3           --                3
Foreclosures:
     Single family ................        (3,269)         2,211         (1,058)
     Commercial real estate .......        (4,464)         2,833         (1,631)
     Small business ...............          (496)           773            277
Loans Brought Current:
     Commercial real estate .......          (827)          --             (827)
     Small business ...............          (200)          --             (200)
Sales of REO:
     Single family ................          --           (2,897)        (2,897)
     Commercial real estate .......          --           (2,385)        (2,385)
     SBA ..........................          --             --             --
Other:
     Single family ................          --               65             65
     Commercial real estate .......          (738)            63           (675)
     Small business ...............          --             --             --
     Consumer .....................          --             --             --
                                         --------       --------       --------
        Net change during period ..          (842)           663           (179)
                                         --------       --------       --------
BALANCE AT MARCH 31, 1997 .........      $ 20,660       $ 11,129       $ 31,789
                                         ========       ========       ========

(1) New nonaccruing single family loans have been reduced by single family loans that were brought current during the quarter.

       The Company's $179,000 decrease in nonperforming assets during the first quarter of 1997 included a $838,000 increase in nonaccrual single family loans and a $1.0 million decrease in nonaccrual small business loans.

       Impaired Loans. Loans are evaluated for impairment in accordance with the provisions of SFAS No. 114, "Accounting by Creditors for Impairment of a Loan ," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosure."

       An impaired loan is measured based on the present value of the expected future cash flows, discounted at the loan's effective interest rate, or the loan's observable market value or the fair value of the collateral (if the loan is collateral dependent). Regardless of the measurement method, the Company measures impairment based on the fair value of the collateral if the Company determines that foreclosure is probable. If the measure of the impaired loan is less than the Company's recorded investment in the loan, the impairment is recognized by creating a specific valuation allowance. Subsequent to the initial measurement of impairment, if there is a significant increase or decrease in the amount or timing of an impaired loan's expected future cash flows, or if actual cash flows are significantly different from

                          CENFED FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

the cash flows previously projected, or if the fair value of the collateral fluctuates materially, the Company recalculates the impairment and adjusts the specific valuation allowance.

       The following table sets forth information with respect to impaired loans at the dates indicated:

                                                   MARCH 31, 1997                         DECEMBER 31, 1996
                                        -------------------------------------   --------------------------------------
                                                          SPECIFIC       NET                    SPECIFIC         NET
                                               LOAN         LOSS       RECORDED       LOAN         LOSS        RECORDED
(in thousands)                               BALANCES    ALLOWANCES   INVESTMENT    BALANCES    ALLOWANCES    INVESTMENT
                                             --------    ----------   ----------    --------    ----------    ----------
Nonaccrual loans:
 Requiring specific loss allowances ....      $ 3,523      $   612      $ 2,911      $ 3,457      $ 1,439      $ 2,018
  Not requiring specific loss allowances        1,923         --          1,923        3,668         --          3,668
Restructured loans:
 Requiring specific loss allowances ....        4,732          765        3,967        4,756          707        4,049
  Not requiring specific loss allowances          940         --            940         --           --           --
Other loans:
 Requiring specific loss allowances ....        2,931          359        2,572        2,937          709        2,228
  Not requiring specific loss allowances        1,214         --          1,214          618         --            618
                                              -------      -------      -------      -------      -------      -------
     Total .............................      $15,263      $ 1,736      $13,527      $15,436      $ 2,855      $12,581
                                              =======      =======      =======      =======      =======      =======

         For the three months ended March 31, 1997, the average net recorded investment in impaired loans was $13.1 million and the interest income recognized totaled $188,000. In the corresponding period in the previous year, the average net recorded investment in impaired loans was $14.8 million and the interest income recognized totaled $43,000.

         Allowance for Loan Losses. The Company maintains specific allowances for loan losses related to impaired loans and a general allowance for loan losses. The general allowance for loan losses is an amount that management believes will be adequate to absorb reasonably anticipated losses on existing loans that may become uncollectible in the future, based upon information currently available to management and management's judgements as to the collectibility of loans and prior loan loss experience. While management believes that it uses the best information available to determine the appropriate amount of loan loss provisions, future adjustments to the allowance for loan losses may be necessary and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the determinations.

                          CENFED FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

         An analysis of the activity in the allowance for loan losses follows:

                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
(In thousands)                                                    1997              1996
                                                                --------          --------
Balance, beginning of period .............................      $ 13,488          $ 12,789
Provisions for loan losses ...............................         2,500             2,800
Acquisitions and purchases ...............................         2,606(1)           --
Recoveries ...............................................         1,012               164
Charge-offs ..............................................        (3,336)           (1,716)
                                                                --------          --------
Balance, end of period ...................................      $ 16,270          $ 14,037
                                                                ========          ========
Ratio of allowance for loan losses to total loans held for
investment at end of period ..............................          1.11%             0.95%
Ratio of allowance for loan losses to nonaccrual loans at
end of period ............................................          78.7%             75.1%

----------------

(1) During the first quarter of 1997, the Company purchased a portfolio of home equity loans and recorded $2.6 million in allowances for loan losses.

         The following table sets forth the Company's net charge-offs by loan types for the periods indicated:

                                                     FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ---------------------------
(In thousands)                                        1997                1996
                                                     -------             -------
Single family ...........................            $   847             $   665
Commercial real estate ..................              1,429                 877
Small business ..........................                 (3)                  6
Other ...................................                 51                   4
                                                     -------             -------
     Total ..............................            $ 2,324             $ 1,552
                                                     =======             =======

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

         Principal payments on loans and mortgage-backed securities were $58.2 million and $72.1 million for the three months ended March 31, 1997 and 1996, respectively. Proceeds from sales of loans totaled $232,000 and $4.0 million in the same comparative periods.

         Sales of investments and mortgage-backed securities totaled $24.7 million and $93.1 million in the first quarters of 1997 and 1996, respectively. In the first quarter of 1996, sales activity was at higher-than-normal levels because the Company's efforts to reduce its exposure to changes in interest rates entailed the sale of certain investment securities. Generally, the proceeds from sales of investments and mortgage-backed securities were reinvested in other mortgage-backed securities or used to reduce borrowings.

         Customer deposits increased by $7.9 million in the three months ended March 31, 1997, compared to a net increase of $29.8 million in the first quarter of 1996. In the first quarter of 1997, the Company's net increase in borrowings was $64.1 million, compared to a net decrease of $69.1 million in the corresponding quarter in 1996.

         Savings banks must, by regulation, maintain average liquidity equal to 5% of deposits and short-term borrowings. Liquidity is measured by cash and certain investments which are not committed, pledged or required to

                          CENFED FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

liquidate specific liabilities. The Company's average liquidity ratios for March 31, 1997 and 1996 were 5.41% and 6.7%, respectively.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1997 and 1996
         The Company's net earnings for the three months ended March 31, 1997 and 1996 were $3.5 million and $4.3 million, respectively. Earnings per share on a primary earnings per share basis were $.60 and $.75 for the same periods, respectively. The Company's net earnings in the first quarter of 1996 included a $2.6 million after-tax gain from the sale of an office building.

         The Company's core earnings per share in the first quarters of 1997 and 1996 were $.49 and $.30, respectively. Core earnings excludes gains and losses on sales of investments and mortgage-backed securities, gains on sales of real estate investments and nonrecurring adjustments.

         AVERAGE BALANCES, INTEREST RATES AND YIELDS. The Company's average net interest margin during the first quarter of 1997 was 2.50%, representing a 7 basis point increase from the fourth quarter of 1996 and a 9 basis point increase from the first quarter of 1996. The Company calculates the components of its interest earning assets on a tax- equivalent basis.

         During the first quarter of 1997, the yield on interest earning assets increased by 9 basis points and the cost of interest bearing liabilities increased by 2 basis points. Compared to the year-earlier quarter, the yield on interest earning assets rose by 6 basis points and the cost of funds decreased by 3 basis points. Included in the yield on interest earning assets in the first quarter of 1997 is seven basis points attributable to prepayments of certain mortgage-backed securities, which accelerated the accretion of related discounts.

         The following table displays average balances and average interest rates on the Company's interest earning assets and interest bearing liabilities at the end of and for the following periods:

                                                        MARCH 31, 1997                          MARCH 31, 1996
                                            ---------------------------------------- -------------------------------------
                                                                         YIELD/RATE,                           YIELD/RATE,
Dollars In Thousands                          AVERAGE       AVERAGE        END OF     AVERAGE     AVERAGE        END OF
                                              BALANCE      YIELD/RATE      QUARTER    BALANCE    YIELD/RATE      QUARTER
                                            ----------     ----------    ----------  ----------     -----         -----
Assets:
Loans..................................      $1,515,652        7.83%          7.92%   $1,575,526     7.75%         7.73%
Mortgage-backed securities.............         439,772        7.28%          6.94%      350,519     7.16%         7.65%
Other..................................         183,061        6.66%          6.49%      145,105     6.62%         6.47%
                                                -------                                  -------
 Total interest earning assets.........       2,138,485        7.63%          7.61%    2,071,150     7.57%         7.64%
Non-interest earning assets............          70,308                                   69,100
                                             ----------                               ----------
     Total                                   $2,208,793                               $2,140,250
                                             ==========                               ==========

Liabilities and Equity:
Customer deposit accounts..............      $1,552,915        5.10%          5.06%   $1,567,562     5.15%         5.13%
Borrowings.............................         518,054        5.87%          5.92%      441,963     5.71%         6.08%
                                                -------                                  -------
 Total interest bearing liabilities....       2,070,969        5.29%          5.29%    2,009,525     5.32%         5.33%

Non-interest bearing liabilities.......          22,840                                   25,983
Stockholders' equity...................         114,984                                  104,742
                                                -------                                  -------
     Total.............................      $2,208,793                               $2,140,250
                                             ==========                               ==========
  Interest rate spread.................                        2.34%          2.32%                  2.25%         2.31%
                                                               =====          =====                  =====         =====
  Net interest margin..................                        2.50%          2.46%                  2.41%         2.46%
                                                               =====          =====                  =====         =====

                          CENFED FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

RATE/VOLUME. Net interest income before loss provisions in the first quarter of 1997 totaled $13.2 million, compared to $12.1 million in the corresponding period in 1996. The rate- and volume-related increases in net interest income in the first quarter of 1997, compared to the corresponding period in 1996, totaled $684,000 and $147,000, respectively. Because 1996 was a leap year, the first quarter of that year had one more day than the corresponding quarter in 1997, resulting in $289,000 of additional net interest expense. Details were as follows:

(In thousands)                                                       Increase (Decrease) Attributable To:
                                                             -------------------------------------------------
INTEREST INCOME ON INTEREST EARNING ASSETS:                    Rate         Volume        Days           Net
                                                             -------       -------       -------       -------
Loans held for investment and held for sale ............       $  312       ($1,171)      $  --        ($   859)
MBS ....................................................          107         1,625          --           1,732
Investment securities ..................................          127           541            (3)          665
                                                              -------       -------       -------       -------
  Total interest income on interest earning assets .....          546           995            (3)        1,538
                                                              -------       -------       -------       -------
INTEREST EXPENSE ON INTEREST BEARING LIABILITIES:
Customer deposit accounts ..............................         (164)         (159)         (220)         (543)
Borrowings .............................................           26         1,007           (72)          961
                                                              -------       -------       -------       -------
  Total interest expense on interest bearing liabilities         (138)          848          (292)          418
                                                              -------       -------       -------       -------
Net interest income ....................................      $   684       $   147       $   289       $ 1,120
                                                              =======       =======       =======       =======

         Interest and Dividend Income. Interest and dividend income in the first quarter of 1997 totaled $40.3 million and increased by 4.0% from the corresponding period in 1996. In the three-month period ended March 31, 1997, the Company's average interest earning assets were 3.2% greater than in the comparative period in 1996, resulting in a $995,000 increase in interest and dividend income. In addition, a $546,000 increase in interest and dividend income was generated by a 6 basis point increase in the yield on average interest earning assets in the first quarter of 1997, compared to 1996.

         Interest earned on loans decreased by $859,000 in the first quarter of 1997, compared to the corresponding period in the previous year. In the same comparative periods, the average yield on loans increased by 8 basis points, resulting in rate-related increase in interest of $312,000. The Company's average balances of loans were 3.8% lower in the first quarter of 1997 than in the comparative quarter in 1996, resulting in a volume-related decrease in interest income totaling $1.2 million.

         Interest earned on MBS increased by $1.7 million in the first quarter of 1997, compared to the corresponding period in the previous year. The Company's average balances of MBS were more than 25% greater in the first quarter of 1997 than in the comparable quarter in 1996, resulting in volume-related increases in interest income totaling $1.6 million. The average yield on MBS increased by 12 basis points during the first quarter of 1997, when compared to the same period in 1996, resulting in a rate-related increase in interest income of $107,000.

         Interest Expense. Total interest expense increased by $418,000, or by 1.6%, in the first quarter of 1997, compared to the first quarter of 1996. Due to the asset growth, the Company's average interest bearing liabilities in the first quarter of 1997, compared to 1996, were approximately 3.1% greater than in the corresponding period in 1996, resulting in a $848,000 volume-related increase in interest expense. During the quarter, the average cost of interest bearing liabilities decreased by 3 basis points compared to the first quarter of 1996. The rate-related decrease in interest expense in the comparative periods was $138,000. The first quarter of 1997 benefited from one less day than in the corresponding quarter in 1996, resulting in a decrease in interest expense of $292,000.

         Interest rates paid on the Company's customer deposits decreased by 5 basis points, compared to the corresponding period in 1996. As a result, the rate-related decrease in interest expense in the same comparative periods totaled $164,000. Lower average balances of customer deposits resulted in a decrease in interest expense totaling $159,000, in the same comparative quarters.

         Interest expense from borrowings increased by $961,000 in the first quarter of 1997, compared to 1996, primarily due to a 17% increase in average borrowings. The average interest rate paid on the Company's borrowings increased by 16 basis points in the first quarter of 1997, compared to the corresponding period in 1996, resulting in a $26,000 rate-related increase in interest expense.

                          CENFED FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

         Provisions for Loan Losses. In the first quarter of 1997, the Company recorded $2.5 million of provisions for loan losses, compared to $2.8 in the first quarter of 1996. Although the provision for loan losses was lower in the first quarter of 1997 than in the first quarter of 1996, it was greater than in the preceding three quarters. The provision for loan losses was increased in the first quarter of 1997 to reflect (i) sustained levels of net charge-offs experienced in recent quarters, and (ii) the Company's desire for its allowance for loan losses to increase, as a percentage of outstanding loans, due to the Company's current emphasis on small business and commercial real estate lending. Management believes that the allowance for loan losses, as a percentage of outstanding loans, should be more reflective of its current strategy than its current balance sheet composition and, to that end, increased the provision for loan losses.

         Non-Interest Income. Total non-interest income in the first quarter of 1997 decreased by $4.2 million from the comparative period in 1996. Most of the decrease in the 1997 quarter was attributable to a $4.5 million nonrecurring gain from the sale of an office building that benefited the first quarter of 1996.

         One of the Company's objectives has been to enhance its fee-based income. The following table indicates the fee income derived from the Company's principal fee-based activities for the periods presented:

                                                             FOR THE THREE MONTHS
                                                                ENDED MARCH 31,
                                                             --------------------
         (In thousands)                                        1997        1996
                                                              ------      ------
         Loan servicing ................................      $  980      $1,065
         Customer deposit fees .........................         466         484
         Commissions from sales of uninsured investments         443         405
                                                              ------      ------
                                                              $1,889      $1,954
                                                              ======      ======

         Excluding gains and losses from sales of securities and sales of real estate investments -- considered non-core elements of non-interest income -- non-interest income in the first quarter of 1997 was 8% less than in the corresponding quarter in 1996. In the 1997 quarter, compared to the 1996 quarter, the Company's commission income from sales of investment products increased while its loan servicing fees and customer deposit fee income both decreased. The Company's portfolio of loans serviced for others has been declining in light of its operating strategy of focusing in originating and purchasing loans for portfolio retention. Customer deposit fee income declined in the first quarter of 1997, compared to the corresponding period in 1996, primarily because the highly competitive market for new checking relationships has required fee concessions.

         Income or loss from real estate operations consists of net income from operations of Company facilities, including tenant-occupied space, holding costs and loss provisions related to REO, gains from sales of real estate, and loss provisions and operating income or expense from real estate held for development and sale. The majority of the $4.6 million decrease in non-interest income from real estate operations was due to the building sale mentioned previously.

         In the first quarter of 1997, the Company recorded gains from sales of investment securities and MBS totaling $1.1 million, compared to $597,000 in the first quarter of 1996. Buying and selling securities for the purposes of generating gains is not considered a core activity by the Company; rather, the increase in gains from sales of such securities was largely due to execution of the Company's interest rate risk reduction strategies.

         Operating Expenses. The Company incurred operating expenses of $8.0 million in the first quarter of 1997, representing a decrease of 8.6% from the corresponding period in 1996. The decrease was primarily due to a reduction in deposit insurance premiums in 1997, following an assessment paid in late 1996 in connection with the recapitalization of the Saving Association Insurance Fund ("SAIF"). The ratios of annualized operating expenses to average assets in the first quarters of 1997 and 1996 were 1.46% and 1.65%, respectively. The annualized operating expense ratio for the first quarter of 1996 would have been 1.54% had current deposit insurance rates been in effect at that time.

                          CENFED FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

         The following table sets forth the increases and decreases in the components of operating expenses in the first quarter of 1997, compared to the corresponding quarter in 1996:

                                                   INCREASE (DECREASE) DUE TO:
                                         --------------------------------------------------
                            FIRST QUARTER                              NET    FIRST QUARTER
(In Thousands)                  1996     LENDING(1)     OTHER        CHANGE        1997
                               ------    ----------     ------       ------       ------
Compensation ............      $4,155      $  (90)      $  229       $  139       $4,294
Net occupancy ...........       1,552         (94)         (69)        (163)       1,389
Deposit insurance .......         850        --           (604)        (604)         246
Data and check processing         410         (12)         (27)         (39)         371
Advertising .............         194        --            (60)         (60)         134
Intangible amortization .          19        --            (18)         (18)           1
Other operating .........       1,654         (98)          87          (11)       1,643
                               ------      ------       ------       ------       ------
  Total .................      $8,834      $ (294)      $ (462)      $ (756)      $8,078
                               ======      ======       ======       ======       ======

-------------

(1) Operating expense reductions in the first quarter of 1997, compared to 1996, were achieved as a result of the discontinuation of the Company's retail-based single family lending as of the end of 1996.

         Compensation and employee benefits expense increased by $139,000 in the first quarter of 1997 from the corresponding period in 1996. Included in the variance is a $90,000 reduction in compensation in the Company's mortgage lending division as a result of the discontinuation of single family, retail-based lending. The majority of the increase in compensation expense was attributable to the Company's annual performance and salary review process and an increase in retirement benefits expense.

         Occupancy expenses decreased by $163,000 in the three-month period ended March 31, 1997, compared to the same period in 1996. Most of the decrease is attributable to cost savings resulting from discontinued lending operations, especially equipment-related expenses and depreciation

         CenFed Bank is a "well capitalized" financial institution, as defined by the Federal Deposit Insurance Corporation, and, as such, is charged the lowest deposit insurance rate available for institutions insured by the Savings Association Insurance Fund. Following the recapitalization of the SAIF, deposit insurance rates fell by almost 72% for well capitalized institutions. Deposit insurance in the first quarter of 1997 was based on an assessment rate of 6.48 basis points, down from 23 basis points in the first quarter of 1996, and insurance expense decreased by $604,000.

         Income Taxes. Income tax expense or benefit varies from period to period based on the Company's level of earnings before taxes, the relative amount of nondeductible and/or tax exempt income, and changes to statutory tax rates. For the three months ended March 31, 1997, the Company recorded income tax expense of $1.9 million on earnings before taxes of $5.4 million, resulting in an effective tax rate of 34.8%. In the comparative period in 1996, the Company recorded income tax expense of $2.8 on earnings before taxes and extraordinary items of $7.4 million, resulting in an effective tax rate of 37.4%. The following table sets forth a reconciliation of the Company's marginal tax rate of 42.4% to its effective tax rates for the quarters ended March 31,

                                                                   1997        1996
                                                                   ----        ----
         Marginal tax rate ................................        42.4%       42.4%
         Tax benefits associated with municipal bonds .....        (5.4)%      (4.5)%
         Tax benefits associated with enterprise zone loans        (1.1)%        --
         Other ............................................        (1.1)%      (0.5)%
                                                                   ----        ----
         Effective tax rate ...............................        34.8%       37.4%
                                                                   ====        ====

         Extraordinary Item. During the first quarter of 1996, the Company repaid a fixed rate borrowing before its scheduled maturity. As a result, the Company incurred a prepayment penalty of $364,000, net of taxes of $267,000.

                          CENFED FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


REGULATORY CAPITAL

         Capital regulations of the Office of Thrift Supervision ("OTS") established three capital requirements: a "leverage limit" (also referred to as the "core capital requirement"), a "tangible capital requirement" and a "risk-based capital requirement." The following table sets forth the Bank's capital position relative to the Capital Regulations at March 31, 1997:

                               Tangible Capital           Core Capital          Risk-based Capital
                            ----------------------   ----------------------   ----------------------
                             Amount        Percent    Amount        Percent    Amount        Percent
(Dollars in Thousands)      --------       -------   --------       -------   --------       -------
Actual ...............      $127,624         5.65%   $129,354         5.72%   $143,496         11.23%
Required .............        33,906         1.50%     67,864         3.00%    102,245          8.00%
                            --------         ----    --------         ----    --------         -----
Excess ...............      $ 93,718         4.15%   $ 61,490         2.72%   $ 41,251          3.23%
                            ========         ====    ========         ====    ========         =====

         Federal banking legislation contains prompt corrective action ("PCA") provisions pursuant to which banks and savings institutions are to be classified into one of five categories, based primarily upon capital adequacy, and which require specific supervisory actions as capital levels decrease. The OTS regulations implementing the PCA provisions define the five capital categories. The following table sets forth the definitions of the categories and the Bank's ratios as of March 31, 1997:

                                    Tangible     Total Risk-  Tier 1 Risk-  Tier 1 Leverage
Capital Category:                Capital Ratio   based Ratio  based Ratio        Ratio
-------------------------------------------------------------------------------------------
Well-capitalized .............          N/A         >10%          >6%            >5%
                                                    -             -              -
Adequately capitalized .......          N/A          >8%          >4%            >4%
                                                     -            -              -
Undercapitalized .............          N/A           8%           4%             4%
Significantly undercapitalized          N/A           6%           3%             3%
Critically undercapitalized ..           <2%         N/A          N/A            N/A
                                         -
CENFED BANK, AT MARCH 31, 1997          N/A          11.2%        10.1%         5.7%

         At March 31, 1997, the Bank was a well capitalized institution.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)          Exhibits -
                      11.1  Computation of Per Share Earnings

         (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   CENFED FINANCIAL CORPORATION

Date:    May 14, 1997                              By: /s/ Steven P. Neiffer
      ------------------                              --------------------------
                                                   Steven P. Neiffer
                                                   Vice President & Controller
                                                   Principal Accounting Officer)

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