Form 10-Q
period 1997-06-30
CENFED FINANCIAL CORP
filed 1997-08-14
CIK 873459

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                   FORM 10-Q



   X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
------   ACT OF 1934

         For the quarterly period ended   June 30, 1997

                                       OR

______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to _______________

                         Commission file number 0-19491


                          CENFED FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                         95-4314853
-------------------------------                ------------------------------------
(State or other jurisdiction of                (I.R.S. employer identification no.)
incorporation or organization)

199 North Lake Avenue, Pasadena, California                                91101
-------------------------------------------                                -----
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

Number of shares outstanding of the registrant's sole class of common stock at July 31, 1997: 5,732,581

                          CENFED FINANCIAL CORPORATION
                                      INDEX


PART I.           FINANCIAL INFORMATION

       Item 1.    Financial Statements

                  Consolidated Statements of Financial Condition as of June 30, 1997 and
                  December 31, 1996.........................................................................3

                  Consolidated Statements of Earnings for the Three Months and Six Months
                  Ended June 30, 1997 and 1996..............................................................4

                  Consolidated Statements of Cash Flows for the Three Months and Six Months
                  Ended June 30, 1997 and 1996..............................................................5

                  Notes to Consolidated Financial Statements................................................7

       Item 2.    Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.....................................................................8


PART II.          OTHER INFORMATION

       Item 6.    Exhibits

                  a.  Exhibits

                  b.  Reports on Form 8-K

                          CENFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

DOLLARS IN THOUSANDS, EXCEPT SHARE AMOUNTS
                                                                              JUNE 30,      DECEMBER 31,
                                                                               1997             1996
                                                                            -----------     -----------
                                       ASSETS
Cash ...................................................................    $    16,234     $    17,441
Federal funds sold .....................................................            700           7,500
                                                                            -----------     -----------
          Cash and cash equivalents ....................................         16,934          24,941
                                                                            -----------     -----------
Investment securities available for sale, at fair value ................        188,990         161,719
Mortgage-backed securities (AMBS@) available for sale, at fair value ...        478,094         442,015
Loans held for investment, net .........................................      1,439,711       1,391,307
Loans held for sale, at lower of cost or fair value ....................        116,304         109,651
Accrued interest receivable ............................................         16,134          14,685
Real estate acquired in settlement of loans (AREO@) ....................          9,485          10,466
Premises and equipment, net ............................................          8,961           9,663
Intangible assets, net of accumulated amortization .....................            204             205
Deferred income taxes ..................................................          6,201           6,201
Other assets ...........................................................         14,505          13,794
                                                                            -----------     -----------
                                                                            $ 2,295,523     $ 2,184,647
                                                                            ===========     ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Customer deposit accounts ..............................................    $ 1,544,168     $ 1,558,470
Securities sold under agreements to repurchase .........................        163,448         130,639
Notes payable ..........................................................         17,750          17,750
FHLB advances ..........................................................        433,579         349,479
Other liabilities ......................................................         17,133          14,491
                                                                            -----------     -----------
          Total liabilities ............................................      2,176,078       2,070,829
                                                                            -----------     -----------
Commitments and contingent liabilities

Common stock. $.01 par value
Authorized shares: 14,000,000 at June 30, 1997 and December 31, 1996
Outstanding shares: 5,728,607 at June 30, 1997 and 5,154,533 at December             58              52
31, 1996
Additional paid in capital .............................................         58,153          42,729
Treasury stock, at cost;  68,470 shares ................................         (2,257)             --
Retained earnings - substantially restricted ...........................         65,220          72,468
Unrealized loss on securities available for sale, net of tax ...........           (736)           (237)
Deferred compensation - retirement plans ...............................           (993)         (1,194)
                                                                            -----------     -----------
          Total stockholders= equity ...................................        119,445         113,818
                                                                            -----------     -----------
                                                                            $ 2,295,523     $ 2,184,647
                                                                            ===========     ===========

See notes to consolidated financial statements.

                          CENFED FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF EARNINGS

                                                          THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------      --------------------------
IN THOUSANDS, EXCEPT SHARE AMOUNTS                            1997           1996             1997           1996
                                                          -----------     -----------     -----------     -----------
INTEREST AND DIVIDEND INCOME:
  Loans ..............................................    $    30,518     $    30,530     $    60,182     $    61,053
  Mortgage-backed securities .........................          8,096           6,743          16,103          13,018
  Investment securities and short-term investments ...          2,779           1,845           5,378           3,779
                                                          -----------     -----------     -----------     -----------
            Total interest and dividend income .......         41,393          39,118          81,663          77,850
                                                          -----------     -----------     -----------     -----------
INTEREST EXPENSE:
   Customer deposit accounts .........................         19,696          19,762          39,215          39,824
   Securities sold under agreements to repurchase ....          2,260           1,256           4,192           3,010
   FHLB advances .....................................          6,100           4,060          11,140           8,213
   Other borrowings ..................................            521             602           1,043           1,228
                                                          -----------     -----------     -----------     -----------
            Total interest expense ...................         28,577          25,680          55,590          52,275
                                                          -----------     -----------     -----------     -----------
   Net interest income ...............................         12,816          13,438          26,073          25,575

PROVISIONS FOR LOAN LOSSES ...........................          1,500           2,250           4,000           5,050
                                                          -----------     -----------     -----------     -----------
             Net interest income after provisions for          11,316          11,188          22,073          20,525
loan losses
                                                          -----------     -----------     -----------     -----------
NON-INTEREST INCOME:
   Loan servicing fees ...............................            944             964           1,924           2,029
   Customer deposit account fees .....................            479             490             945             974
   Gain on sale of investments and MBS ...............            595             395           1,666             992
   Gain (loss) on sale of loans ......................             --              14              (1)             47
   Income (loss) from real estate operations .........           (342)           (443)           (655)          3,806
  Commissions from sales of investment products ......            430             513             873             918
   Other .............................................            161              78             259             175
                                                          -----------     -----------     -----------     -----------
          Total non-interest income ..................          2,267           2,011           5,011           8,941
                                                          -----------     -----------     -----------     -----------
OPERATING EXPENSES:
   Compensation ......................................          4,042           4,130           8,336           8,285
   Net occupancy .....................................          1,459           1,509           2,848           3,061
   Deposit insurance premiums ........................            252             897             498           1,747
   Data and check processing .........................            301             386             672             796
   Advertising and marketing .........................            211             138             345             332
   Intangible amortization ...........................             --              17               1              36
   Other .............................................          1,562           1,406           3,205           3,060
                                                          -----------     -----------     -----------     -----------
          Total operating expenses ...................          7,827           8,483          15,905          17,317
                                                          -----------     -----------     -----------     -----------
          Earnings before income taxes and ...........          5,756           4,716          11,179          12,149
extraordinary item
INCOME TAXES .........................................          1,960           1,670           3,847           4,453
                                                          -----------     -----------     -----------     -----------
          Earnings before extraordinary item .........          3,796           3,046           7,332           7,696
EXTRAORDINARY ITEM:
  Early extinguishment of debt (net of income taxes of             --              --              --            (364)
$267)
                                                          ===========     ===========     ===========     ===========
              NET EARNINGS ...........................    $     3,796     $     3,046     $     7,332     $     7,332
                                                          ===========     ===========     ===========     ===========
PRIMARY EARNINGS PER SHARE:
               Before extraordinary item .............    $      0.64     $      0.53     $      1.23     $      1.35
               Extraordinary item ....................             --              --              --     $     (0.06)
                                                          ===========     ===========     ===========     ===========
                 After extraordinary item ............    $      0.64     $      0.53     $      1.23     $      1.29
                                                          ===========     ===========     ===========     ===========
AVERAGE PRIMARY SHARES OUTSTANDING ...................      5,901,271       5,706,390       5,913,185       5,688,406
                                                          ===========     ===========     ===========     ===========

See notes to consolidated financial statements

                          CENFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                             ---------------------------   -------------------------
IN THOUSANDS                                                       1997         1996         1997           1996
                                                               ---------     ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ..............................................    $   3,796     $   3,046     $   7,332     $   7,332
Adjustments to reconcile net earnings to net cash
provided: .................................................          943           192         1,208           620
   Net amortization of fees, discounts and premiums
   Depreciation and amortization ..........................          488           554           988         1,305
   Gain on sales of loans .................................           --           (14)            1           (47)
   Gain on sales of investments and MBS ...................         (595)         (395)       (1,666)         (992)
   Fair value adjustment to loans held for sale ...........           --           100            --           100
   Provisions for loan and real estate losses .............        1,502         2,291         4,144         5,091
   Change in deferred income taxes ........................           --            --            --         2,366
   Originations and purchases of loans held for sale ......       (5,000)      (10,400)      (13,597)      (21,846)
   Repayment and prepayments of loans held for sale .......        3,023         2,649         6,357         9,681
   Proceeds from sales of loans held for sale .............          357           285           589         4,288
   (Increase) decrease in interest receivable .............         (374)          124        (1,449)         (246)
   Increase (decrease) in interest payable ................       (1,232)          112        (1,291)          824
   Change in other assets and other liabilities, net ......       (1,864)       (2,037)        3,923        (4,023)
   FHLB stock dividends ...................................         (273)         (212)         (563)         (414)
   Other, net .............................................           --            36             4            42
                                                               ---------     ---------     ---------     ---------
   Net cash provided by (used in) operating activities ....          771        (3,669)        5,980         4,081
                                                               ---------     ---------     ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of  investment securities available for sale .      (46,893)      (21,347)      (70,797)      (34,225)
   Proceeds from sales of investment securities available
       for sale ...........................................       28,542        12,887        36,555        34,561
   Maturities of investment securities available for sale .           --            --        10,000         5,000
   Purchases of MBS available for sale ....................     (101,087)      (94,408)     (130,962)     (188,591)

   Proceeds from sales of MBS available for sale ..........       47,369        16,258        64,058        87,689
   Principal repayments on MBS available for sale .........       17,581        20,015        30,471        33,216
   Originations and purchases of loans held for investment       (52,845)      (24,274)     (163,740)      (60,690)
   Loan repayments and prepayments ........................       56,363        48,741        98,333       100,647
   Purchases of premises and equipment ....................         (164)         (170)         (285)         (382)
   Capital expenditures for REO and real estate held for
       development and sale ...............................          (92)         (284)         (354)         (488)
   Sales of REO and real estate held for development and ..        6,179         4,609        11,462        12,069
                                                               ---------     ---------     ---------     ---------
sale
     Net cash used in investing activities ................      (45,047)      (37,973)     (115,259)      (11,194)
                                                               ---------     ---------     ---------     ---------

                          CENFED FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                              THREE MONTHS ENDED JUNE 30   SIX MONTHS ENDED JUNE 30,
                                                              --------------------------   -------------------------
IN THOUSANDS                                                      1997         1996            1997         1996
                                                               ---------     ---------      ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in customer deposit accounts ...      (22,116)      (19,654)       (14,229)       10,165
   Net decrease in notes payable ..........................           --        (4,050)            --        (4,100)
   Net increase (decrease) in short-term financing:
      FHLB advances .......................................       61,000        14,000         10,100         2,600
      Securities sold under agreements to repurchase ......        1,783        45,161         32,809       (13,385)
   Repayment of long-term FHLB advances ...................      (10,000)           --        (10,000)       (9,200)
   Proceeds from long-term FHLB advances ..................           --            --         84,000        10,000
   Dividends paid .........................................         (516)         (452)          (982)         (863)
   Proceeds from issuance of common stock .................          371           115          1,629           235
   Treasury stock repurchased .............................       (1,559)           --         (2,055)           --
                                                               ---------     ---------      ---------     ---------
      Net cash provided by (used in) financing activities .       28,963        35,120        101,272        (4,548)
                                                               ---------     ---------      ---------     ---------
   Net decrease in cash and cash equivalents ..............      (15,313)       (6,522)        (8,007)      (11,661)
   Cash and cash equivalents, beginning of period .........       32,247        24,077         24,941        29,216
                                                               ---------     ---------      ---------     ---------
   Cash and cash equivalents, end of period ...............    $  16,934     $  17,555      $  16,934     $  17,555
                                                               =========     =========      =========     =========

CASH PAID FOR:
  Interest on customer deposit accounts ...................    $  29,809     $  25,568      $  56,881     $  51,451
  Income tax  payments ....................................    $   3,349     $   2,325      $     799     $   2,475
NON-CASH ITEMS:
  Additions to REO ........................................    $   5,942     $   3,919      $  14,238     $   9,395
  Net change in unrealized gain (loss) on
      securities available for sale, net of taxes .........    $   1,780     $  (1,313)     $    (499)    $  (4,261)
  Loans to facilitate sales of REO and
      real estate held for development and sale ...........    $   1,474     $   2,623      $   3,508     $   3,119

See notes to consolidated financial statements.

                          CENFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      JUNE 30, 1997, DECEMBER 31, 1996 AND
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

(1)  BASIS OF PRESENTATION

         The consolidated statement of financial condition as of June 30, 1997, and the related consolidated statements of operations and cash flows for the three months and six months ended June 30, 1997 and 1996, are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting solely of normal recurring accruals, necessary for a fair presentation of the financial condition of CENFED Financial Corporation (the "Company") as of June 30, 1997, and its results of operations and cash flows for the three months and six months ended June 30, 1997 and 1996. The results of operations for the unaudited periods are not necessarily indicative of the results of operations to be expected for the entire year of 1997.

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

(2)  SUBSEQUENT EVENT

         On July 2, 1997, the Company declared its quarterly cash dividend of $.09 per share to shareholders of record as of July 18, 1997. The dividend was distributed on August 1, 1997.

(3)  EARNINGS PER SHARE

         The Company has a long-term incentive plan that includes incentive stock options. For purposes of determining primary earnings per share and fully diluted earnings per share, stock options granted to officers and directors of the Company are considered common stock equivalents and are added to common shares outstanding, using the treasury stock method. At June 30, 1997, fully diluted earnings per share were the same as primary earnings per share as the dilution under the fully diluted earnings per share calculation is not material.

         In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 provides reporting standards for basic and diluted earnings per share and is effective for financial statement periods ending after December 15, 1997. Earlier application is not permitted. Had the Company applied SFAS 128 to the accompanying financial statements, basic earnings per share would have been $0.66 and $0.55, and diluted earnings per share would have been $0.63and $0.53, for the three months ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997 and 1996, basic earnings per share would have been $1.27 and $1.33, and diluted earnings per share would have been $1.23 and $1.29, respectively.

         Earnings per share for all periods presented have been calculated based upon the increased number of shares of common stock and common stock equivalents after giving effect to the stock dividend distributed on May 2, 1997.

(4)   DERIVATIVE FINANCIAL INSTRUMENTS

         In response to recent rule amendments of the Securities and Exchange Commission, additional information is required with respect to derivative financial instruments. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes.

         The Company purchased interest rate cap contracts in 1996 as a component of its interest rate risk program. The interest rate cap contracts were intended to limited the adverse effects of lifetime interest rate maximums on certain adjustable-rate loans in the Company's loan portfolio. The Company purchased two interest rate cap contracts with notional amounts of $200 million and $75 million and respective strike rates of 7.50% and 7.00%. Under the interest rate cap contracts, if the London Interbank Offered Rate ("LIBOR") exceeds 7%, then the Company will receive a stream of interest payments representing the difference between the actual LIBOR rate and 7%, based upon a notional amount of $75 million. If the LIBOR rate exceeds 7.5%, then the Company will receive, in addition, a payment stream representing the difference between the actual LIBOR rate and 7.5%, based upon a notional amount of $200 million.

         The initial cost of the three-year interest rate cap contracts was $2.9 million, which is being charged to interest income on a pro rata basis over the lives of the contracts. At June 30, 1997, the unamortized cost basis in the interest rate caps was $1.9 million. The market value of the cap contracts at that date was $418,000.

(5)  RECENT ACCOUNTING PRONOUNCEMENTS

         In February 1997, the FASB issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities ("SFAS 125"). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets, and distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. This statement supersedes SFAS 122, although the general concepts of SFAS 122 are retained in it. Effective January 1, 1997, the Company adopted SFAS 125. There was no material effect on the Company's financial condition as of June 30, 1997 or the results from operations for the three- and six-month periods then ended, resulting from the adoption of SFAS 125.

         In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure" ("SFAS 129"). This statement was issued in connection with SFAS 128 and lists the required disclosures about capital structure that had been included in a number of previously existing separate statements and opinions. Whereas SFAS 128 applies only to public entities, the guidance relative to SFAS 129 is applicable to both public and non-public entities. SFAS 129 is effective for financial statements for periods ending after December 15, 1997. Implementation of SFAS 129 will not have a material adverse effect on the Company's financial condition or results of operations.

         In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires all components of comprehensive income, which are required to be recognized under accounting standards, be reported in a financial statement that is displayed in equal prominence with the other financial statements. SFAS 130 does not require a specific presentation format but will require the Company to display an amount representing total comprehensive income for the period in the financial statements. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. Implementation of SFAS 130 will not have a material adverse effect on the Company's financial condition or results of operations.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 131 establishes standard for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 supercedes numerous requirements in a previously issued statement -- SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" -- but retains the requirement to report information about major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Implementation of SFAS 130 will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2.

                          CENFED FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

OPERATING STRATEGY

         The operating strategy of CENFED Financial Corporation (the ACompany@) consists of three primary elements: (i) acquiring assets providing returns that satisfy the Company's cost of capital requirements; (ii) focusing on retail deposit gathering as the principal source of funding; and (iii) focusing on the efficiency of Company operations.

         Acquiring assets providing returns that satisfy the Company's cost of capital requirements. The Company seeks assets that provide returns, on a credit risk-adjusted basis, that meet or exceed its cost of capital. The Company seeks lines of business in which it believes it can successfully serve customer niches and achieve satisfactory returns, rather than pursuing traditional thrift business lines, which increasingly are being served by non-bank competitors. Over the past two years, the Company has executed this strategy by eliminating its single-family operations and by focusing on small business and commercial real estate lending. The Company defines commercial real estate properties as multifamily residential and commercial nonresidential properties. Although it no longer originates single family loans, the Company purchases packages of single family loans from other institutions from time to time. During the first six months of 1997, the Company purchased $79.4 million of home equity loans and $24.8 million of single family loans.

         The Company's new loan volume, consisting of originations and purchases, increased by $23.2 million, or 67% in the second quarter of 1997, compared to the corresponding quarter in 1996. For the six months ended June 30, 1997, loan volume increased by 107%, compared to the first half of 1996. The following table sets forth loan volume information:

                                THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                ---------------------------  -------------------------
        (In Thousands)               1997         1996          1997          1996
                                  --------      --------      --------      --------
Single family first mortgage      $ 24,792      $  7,155      $ 24,792      $ 20,225
Home equity ................            --            --        79,436            --
Commercial real estate .....        24,639        13,314        42,438        34,331
Small business .............         8,378        14,147        24,091        27,759
                                  --------      --------      --------      --------
                                  $ 57,809      $ 34,616      $170,757      $ 82,315
                                  ========      ========      ========      ========

                  Focusing on retail deposit gathering as the principal source of funding. The Company believes that deposits gathered through its retail delivery system are the most stable and economical source of funding for its operations, in the long run. Competition in the Southern California marketplace is intense due to the number of financial institution competitors in most of the same communities in which the Company has branch offices. The following table sets forth the composition of retail deposits at the dates indicated:

                                                         JUNE 30, 1997                 JUNE 30, 1996
                                                   -------------------------     ------------------------
                            (Dollars in Thousands)   NUMBER         AMOUNT         NUMBER        AMOUNT
                                                   ----------     ----------     ----------    ----------
Checking accounts .............................        29,205     $  141,388         26,051    $  119,830
Savings accounts ..............................        19,353         81,051         21,299       102,720
Money market accounts .........................         3,111        101,158          2,292        97,413
Certificates of deposit .......................        33,102        991,640         36,176     1,030,850
                                                   ----------     ----------     ----------    ----------
   Total retail deposits ......................        84,771     $1,315,237         85,818    $1,350,813
                                                   ==========     ==========     ==========    ==========
Retail deposits to interest bearing liabilities                         60.9%                        66.9%

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

         Total retail deposits were lower at June 30, 1997 than at June 30, 1996 and represented a smaller portion of interest bearing liabilities. However, total transaction account balances increased by $3.6 million at the end of June 1997, compared to the corresponding date one year earlier.

         Focusing on the efficiency of Company operations. One measure of operational efficiency is the ratio of general and administrative expenses (excluding goodwill amortization) to average assets. In the second quarter of 1997, the annualized general and administrative expense ratio was 1.37%, compared to 1.61% in the corresponding period in the previous year. For the first six months of 1997, the annualized general and administrative expense ratio was 1.42%, compared to 1.63% during the same period in 1996.

         A second measure of efficiency is the ratio of operating expenses to the sum of net interest income and non-interest income ("efficiency ratio"). For purposes of this calculation, the Company excludes gains from sales of investment securities and gains from sales of real estate, which are non-recurring sources of revenue. In the second quarter of 1997, the Company's efficiency ratio was 52.8%, compared to 54.4% in the corresponding period in the previous year. For the first six months of 1997, the efficiency ratio was 52.9%, compared to 58.2% during the same period in 1996.

         While the Company seeks ways to decrease its costs to deliver its products, future improvements in operating efficiency are largely contingent upon growth in the asset base.

ANALYSIS OF STATEMENT OF FINANCIAL CONDITION

         The Company's total assets grew by $32.1 million from the beginning-of-quarter level. Since the beginning of the year, total assets have grown by $110.9 million. The following table sets forth significant changes in the Company's statement of financial condition:

                                                                         INCREASE (DECREASE)
                                                        ----------------------------------------------------
                                                         THREE MONTHS ENDED JUNE       SIX MONTHS ENDED JUNE
(In Thousands)                                                  30, 1997                      30,1997
                                                        ------------------------       ---------------------
Loans held for investment, net.....................           $(11,340)                     $44,404
MBS and investment securities......................             58,960                       63,350

All other, net.....................................           (15,496)                        3,122
                                                              --------                     --------
   Change in total assets..........................           $ 32,124                     $110,876
                                                              ========                     ========
Customer deposit accounts..........................           ($22,146)                    $(14,302)
Borrowings.........................................             52,783                      116,909
Stockholders= equity...............................              3,922                        5,627
All other, net.....................................             (2,435)                       2,642
                                                              --------                     --------
     Change in total liabilities and equity........           $ 32,124                     $110,876
                                                              ========                     ========

         Loans Held for Investment. Loans held for investment decreased by $11.3 million during the second quarter, largely due to insufficient new loan volume to counter the effects of repayments within the portfolio, continuing a trend from the first quarter. During the first six months of 1997, the Company was able to purchase loans to supplement its loan originations, resulting in a $44.4 million increase in loans.

         MBS and Investment Securities. The Company purchases MBS and investment securities when it cannot meet its growth objectives through loan originations and purchases. During the second quarter of 1997, the Company purchased $101.1 million in MBS and $46.9 million in investment securities. In the future, the Company will continue to focus on identifying securities for purchase with suitable yield and interest rate risk characteristics.

         Customer Deposit Accounts. During the second quarter of 1997, total balances of customer deposit accounts decreased by $22.1 million, consisting of a $7.3 million decrease in retail deposits and a $14.8 million decrease in wholesale certificates of deposit. For the six months ended June 30, 1997, customer deposit accounts decreased by $14.3 million, consisting of a $16.5 million decrease in retail deposits and a $2.2 million increase in wholesale deposits.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

         Borrowings. Total borrowings increased by $52.8 million during the second quarter of 1997. The new borrowings were used to finance the purchase of MBS and investment securities and to replace runoff of deposit accounts. Most of the increase was in the form of short-term borrowings.

         Stockholders' Equity. Net earnings for the second quarter of 1997 totaled $3.8 million, accounting for most of the $3.9 million increase in stockholders' equity. During the quarter, stockholders' equity increased due to a $1.8 million decline in the unrealized loss on securities available for sale, and decreased by treasury stock purchases of $1.8 million.

ASSET QUALITY

         Delinquent Loans. Total delinquent loan balances decreased by $3.4 million during the second quarter of 1997. The most marked improvement occurred in the single family portfolio. Loan delinquency information by aging category and by type of loan is set forth in the following table:

                                                             JUNE 30,       DECEMBER 31,      JUNE 30,
        (In Thousands)                                         1997             1996            1996
                                                             --------       ------------      --------
     31 - 60 days delinquent:
        Single family..................................       $3,529           $5,887          $5,285
        Commercial real estate.........................            5              404             296
        Small business.................................          334              715           1,011
        Consumer.......................................            9                6              10
                                                                   -                -              --
                                                               3,877            7,012           6,602
                                                               -----            -----           -----
     61 - 90 days delinquent:
        Single family..................................        1,550            3,129           1,345
        Commercial real estate.........................            -                -             435
        Small business.................................        1,763            1,857             643
        Consumer.......................................           14               10              57
                                                                  --               --              --
                                                               3,327            4,996           2,480
                                                               -----            -----           -----
     Over 90 days delinquent:
        Single family..................................       10,317           11,467          11,272
        Commercial real estate.........................        3,842            3,858           7,048
        Small business.................................        2,849            1,550           1,370
        Consumer.......................................            6                3              10
                                                                   -                -              --
                                                              17,014           16,878          19,700
                                                              ------           ------          ------
     GRAND TOTAL:
        Single family..................................       15,396           20,483          17,902
        Commercial real estate.........................        3,847            4,262           7,779
        Small business.................................        4,946            4,122           3,024
        Consumer.......................................           29               19              77
                                                                  --               --              --
                                                             $24,218          $28,886         $28,782
                                                             =======          =======         =======
     Delinquent loans by type, as a percentage of outstanding loans by type:
        Single family..................................         1.58%            2.11%           1.72%
        Commercial real estate.........................         0.91%            1.09%           1.90%
        Small business.................................         3.27%            3.07%           2.55%

       The ratio of delinquent loans to total loans at June 30, 1997 was 31 basis points lower than one year earlier and 37 basis points lower than at the end of 1996. Delinquent small business loans at June 30, 1997, December 31,

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

1996, and June 30, 1996 included $4.6 million, $4.0 million, and $3.0 million, respectively, of balances guaranteed directly by the SBA or by a collateralized credit agreement given by the corporation from whom the Company purchased the loans.

       Nonperforming assets. Nonperforming assets at June 30, 1997 decreased by $376,000 from the second quarter of 1996, and represented 1.28% of total assets at that date. The following table sets forth the composition of non-performing assets at the dates indicated:

                                                         JUN. 30,   MAR. 31,    DEC. 31,    SEP. 30,     JUN. 30,
(Dollars in Thousands)                                    1997        1997        1996        1996        1996
                                                        -------     -------     -------     -------      -------
Nonaccrual loans......................................  $19,898     $20,660     $21,502     $21,028      $22,625
Real estate acquired in settlement of loans...........    9,485      11,129      10,466       7,867        7,134
                                                        -------     -------     -------     -------      -------
     Nonperforming assets  ...........................  $29,383     $31,789     $31,968     $28,895      $29,759
                                                        =======     =======     =======     =======      =======

Total nonperforming assets as a % of total assets.....    1.28%       1.40%       1.46%       1.34%        1.39%
Nonaccrual loans as a % of total loans held for
     investment and for sale..........................    1.28%       1.31%       1.42%       1.37%        1.45%

       Loans are placed on nonaccrual status when, in the opinion of management, the full and timely collection of principal or interest is in doubt. As a general rule, the accrual of interest is discontinued when principal or interest payments become 90 days past due. However, in certain instances, the Company may place a particular loan on nonaccrual status earlier or later than would be required by the 90 days past due standard, depending upon the individual circumstances surrounding the loan's delinquency. At June 30, 1997, the Company had no loans over 90 past due that were still accruing. When an interest earning asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

       The following table sets forth the Company's nonperforming asset activity for the three- and six-month periods ended June 30, 1997:

                                                      THREE MONTHS:                       SIX MONTHS:
                                          --------------------------------    --------------------------------
         (In Thousands)                   NONACCRUAL                          NONACCRUAL
                                            LOANS        REO        TOTAL      LOANS         REO        TOTAL
                                          --------    --------    --------    --------    --------    --------
      Balance, beginning of period ....   $ 20,660    $ 11,129    $ 31,789    $ 21,502    $ 10,466    $ 31,968
      New Nonaccruing Loans:
         Single family (1) ............      1,236          --       1,236       5,340          --       5,340
         Income property ..............      1,873          --       1,873       6,486          --       6,486
         Small business ...............      3,150          --       3,150       3,582          --       3,582
         Consumer, net ................         --          --          --           3          --           3
      Foreclosures:
         Single family ................     (4,633)      3,920        (713)     (7,902)      6,491      (1,411)
         Income property ..............       (989)        710        (279)     (5,453)      3,605      (1,848)
         Small business ...............       (319)        342          23        (815)      1,115         300
      Loans Brought Current:
         Income property ..............       (625)         --        (625)     (1,452)         --      (1,452)
         Consumer .....................       (406)         --        (406)       (606)         --        (606)
      Sales of REO:
         Single family ................         --      (4,293)     (4,293)         --      (6,912)     (6,912)
         Income property ..............         --      (1,708)     (1,708)         --      (4,093)     (4,093)
         Small business ...............         --        (158)       (158)         --        (158)       (158)
      Other:
         Single family ................         --         127         127          --        (445)       (445)
         Income property ..............         --        (231)       (231)       (738)       (231)       (969)
         Small business ...............        (49)       (353)       (402)        (49)       (353)       (402)
                                          --------    --------    --------    --------    --------    --------
         Net change during the period .       (762)     (1,644)     (2,406)     (1,604)       (981)     (2,585)
                                          --------    --------    --------    --------    --------    --------
      BALANCE, AT JUNE 30, 1997 .......   $ 19,898    $  9,485    $ 29,383    $ 19,898    $  9,485    $ 29,383
                                          ========    ========    ========    ========    ========    ========

----------
(1) New nonaccruing single family loans have been reduced by single family loans that were brought current during the quarter.

       The Company experienced a $2.4 million decrease in nonperforming assets during the second quarter of 1997, consisting primarily of a $3.4 million decrease in nonaccrual single family loans, a $2.8 million increase in nonaccrual small business loans, and a $1.6 million decrease in REO. At June 30, 1997, the nonperforming asset ratio decreased by 12 basis points from the beginning of the quarter, consisting of a 10 basis point decrease due to lower amounts of nonperforming assets, and a 2 basis point decrease due to the growth in total assets.

       Impaired Loans. Loans are evaluated for impairment in accordance with the provisions of Statement of Financial Accounting Standards Number 114, "Accounting by Creditors for Impairment of a Loan ("SFAS No. 114"), as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure.

       An impaired loan is measured based on the present value of the expected future cash flows, discounted at the loan's effective rate, or the loan's observable market value or the fair value of the collateral (if the loan is collateral dependent). If the Company determines that foreclosure is probable, it measures impairment based on the fair value of the collateral. If the measure of the impaired loan is less than the Company's recorded investment in the loan, the impairment is recognized by creating a specific valuation allowance. Subsequent to the initial measurement of impairment, if there is a significant increase or decrease in the amount or timing of an impaired loan's expected future cash flows, or if actual cash flows are significantly different from the cash flows previously projected, or if the fair value of the collateral fluctuates materially, the Company recalculates the impairment and adjusts the specific valuation allowance.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

The following table sets forth information with respect to impaired loans at the dates indicated:

                                                  JUNE 30, 1997                       DECEMBER 31, 1996
                                        ----------------------------------   ---------------------------------
                                                    SPECIFIC       NET                   SPECIFIC       NET
                                          LOAN        LOSS       RECORDED      LOAN        LOSS       RECORDED
(In Thousands)                          BALANCES   ALLOWANCES   INVESTMENT   BALANCES   ALLOWANCES   INVESTMENT
                                        --------   ----------   ----------   --------   ----------   ----------
Nonaccrual loans:
 Requiring specific loss allowances      $ 4,294     $ 739       $ 3,555      $ 3,457     $1,439       $ 2,018
  Not requiring specific loss              1,751         -         1,751        3,668          -         3,668
allowances
Restructured loans:
 Requiring specific loss allowances        4,729       910         3,819        4,756        707         4,049
  Not requiring specific loss                927         -           927            -          -             -
allowances
Other loans:
 Requiring specific loss allowances        2,106       439         1,667        2,937        709         2,228
  Not requiring specific loss              1,219         -         1,219          618          -           618
                                         -------    ------       -------      -------     ------       -------
allowances
     Total.........................      $15,026    $2,088       $12,938      $15,436     $2,855       $12,581
                                         =======    ======       =======      =======     ======       =======

         For the three months ended June 30, 1997, the average net recorded investment in impaired loans was $13.0 million and the interest income recognized totaled $189,000. In the corresponding period in the previous year, the average net recorded investment in impaired loans was $13.8 million and the interest income recognized totaled $264,000.

         Allowance for Loan Losses. The Company maintains specific valuation allowances for loan losses related to impaired loans and a general valuation allowance. The general valuation allowance for loan losses is an amount that management believes will be adequate to absorb reasonably anticipated losses on existing loans that may become uncollectible in the future, based upon information currently available to management, and management's judgements as to the collectibility of loans and prior loan loss experience. While management believes that it uses the best information available to determine the appropriate amount of loan loss provisions, future adjustments to the allowance for loan losses may be necessary and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the determinations.

An analysis of the activity in the allowance for loan losses follows:

                                         THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                         ---------------------------     -------------------------
(Dollars in Thousands)                      1997           1996            1997            1996
                                          --------       --------        --------        --------
Balance, beginning of period .......      $ 16,270       $ 14,037        $ 13,488        $ 12,789
Provision for loan losses ..........         1,500          2,250           4,000           5,050
Acquisitions and purchases .........            --             --           2,606              --
Recoveries .........................           710            341           1,722             505
Charge-offs ........................        (1,165)        (1,684)         (4,501)         (3,400)
                                          --------       --------        --------        --------
Balance, end of period .............      $ 17,315       $ 14,944        $ 17,315        $ 14,944
                                          ========       ========        ========        ========
Ratio of allowance for loan losses to total loans at end of period           1.11%           0.96%

Ratio of allowance for loan losses to nonaccrual loans at end of period      87.0%           72.0%

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

The following table sets forth the Company's net charge-offs by loan types for the periods indicated:

                             THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                             ---------------------------      -------------------------
    (In Thousands)              1997            1996            1997            1996
                              -------         -------         -------         -------
Single family .............   $   291         $ 1,123         $ 1,045         $ 1,788
Commercial real estate ....       169             112           1,691             989
Small business ............       (13)            114             (16)            120
Other .....................         8              (6)             59              (2)
                              -------         -------         -------         -------
     Total ................   $   455         $ 1,343         $ 2,779         $ 2,895
                              =======         =======         =======         =======


CAPITAL RESOURCES AND LIQUIDITY

         The primary sources of liquidity for the Company include scheduled principal payments and unscheduled prepayments of loans and mortgage-backed securities; proceeds from sales of investments, MBS and loans held for sale; cash flows generated from operations; and proceeds from increases in customer deposits, FHLB advances and short-term borrowings.

         Principal payments on loans and MBS were $77.0 million and $71.4 million for the three months ended June 30, 1997 and 1996, respectively, and $135.2 million and $143.5 million for the six months ended June 30, 1997 and 1996, respectively. Proceeds from the sales of loans were $357,000 and $285,000 for the second quarters of 1997 and 1996, respectively, and $589,000 and $4.3 million for the six months ended June 30, 1997 and 1996, respectively.

         Sales of investments and MBS totaled $75.9 million and $29.1 million for the second quarters of 1997 and 1996, respectively, and $100.6 million and $122.2 million for the six months ended June 30, 1997 and 1996, respectively.

         Customer deposits decreased by $22.1 million in the three months ended June 30, 1997, compared to a decrease of $19.7 million in the second quarter of 1996. In the same respective quarters, borrowings increased by $52.8 million and $55.1 million. For the six months ended June 30, 1997 and 1996, customer deposits decreased by $14.3 million and increased by $10.2 million, respectively.

         Savings banks must, by regulation, maintain liquidity of 5% of deposits and short-term borrowings. Liquidity is measured by cash and certain investments that are not committed, pledged, or required to liquidate specific liabilities. The Company's average liquidity ratios for June 30, 1997 and 1996 were 5.48% and 5.80%, respectively.

RESULTS OF OPERATIONS

Comparisons of the Three Months and Six Months Ended June 30, 1997 and 1996

         The Company's net earnings for the three months ended June 30, 1997 and 1996 were $3.8 million and $3.0 million, respectively. Primary earnings per share were $.64 and $.53 for the same periods, respectively. For the six months ended June 30, 1997 and 1996, the Company recorded net earnings of $7.3 million and $7.3 million, respectively, for primary earnings per share of $1.23 and $1.29.

         Net Interest Margin. The net interest margin for the second quarter of 1997 was 2.40%, representing a 10 basis point decrease from the first quarter of 1997 and a 29 basis point decrease from the second quarter of 1996. For the six months ended June 30, 1997 and 1996, the net interest margin was 2.45% and 2.55%, respectively. The following table displays average interest rates on the Company's interest earning assets and interest bearing liabilities, on a fully tax equivalent basis, at the end of and for the periods indicated:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


                                                                  THREE MONTHS ENDED JUNE 30:
                                           ------------------------------------------------------------------------
                                                         1997                                  1996
                                           ------------------------------------   ---------------------------------
                                                                          AT                                   At
Dollars in Thousands                        AVERAGE        AVERAGE     JUNE 30,     Average      Average    June 30,
                                            BALANCE      YIELD/RATE      1997       Balance     Yield/Rate    1996
                                           --------      ----------    --------   ----------    ----------  --------
Assets:
Loans.................................     $1,553,134       7.86%        7.90%    $1,556,211      7.85%       7.79%
Mortgage-backed securities............        464,946       6.97%        6.89%       363,060      7.43%       7.18%
Other.................................        191,461       6.85%        6.79%       125,779      6.23%       6.81%
                                           ----------                             ----------

 Total interest earning assets........      2,209,541       7.59%        7.59%     2,045,050      7.74%       7.62%
Non-interest earning assets...........         69,636                                 62,788
                                           ----------                             ----------
     Total                                 $2,279,177                             $2,107,838
                                           ==========                             ==========

Liabilities and Equity:
Customer deposit accounts.............     $1,548,269       5.10%        5.13%    $1,567,301      5.07%       5.01%
Borrowings............................        593,593       6.00%        5.92%       410,746      5.80%       5.71%
                                           ----------                             ----------

 Total interest bearing liabilities...      2,141,862       5.35%        5.36%     1,978,047      5.22%       5.17%

Non-interest bearing liabilities......         20,952                                 24,181

Stockholders' equity..................        116,363                                105,610
                                           ----------                             ----------

     Total............................     $2,279,177                             $2,107,838
                                           ==========                             ==========

  Interest rate spread................                      2.24%        2.23%                    2.52%       2.45%
                                                            =====        =====                    =====       =====

  Net interest margin.................                      2.40%        2.39%                    2.69%       2.60%
                                                            =====        =====                    =====       =====

         In the second quarter of 1997, compared to 1996, the Company's interest earning asset mix changed such that loans, which are the Company's highest yielding assets, represented 70% of total interest earning assets, compared to 76% in the year-earlier quarter. Loan portfolio growth has not kept pace with the Company's asset growth, leading to an increased percentage of interest earning assets held in the form of lower-yielding securities. In addition, balances of customer deposit accounts, representing the lowest-cost form of financing, decreased to 72% of interest bearing liabilities in the second quarter of 1997, compared to 79% in the second quarter of 1996. The combined effects of these mix changes in interest earning assets and interest bearing liabilities was a significant cause of the decrease in the Company's net interest margin in the second quarter of 1997, compared to the second quarter of 1996.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

         The following table sets forth average balance, yield and rate information for the periods indicated:


                                                                SIX MONTHS ENDED JUNE 30:
                                           ---------------------------------------------------------------
                                                     1997                                   1996
                                           ------------------------               ------------------------

                                           AVERAGE         AVERAGE                  Average      Average
Dollars in Thousands                       BALANCE       YIELD/RATE                 Balance     Yield/Rate
                                           ----------    ----------               ----------    ----------
Assets:
Loans.................................     $1,534,496       7.85%                 $1,565,869      7.81%
Mortgage-backed securities............        452,499       7.12%                    356,789      7.30%
Other.................................        187,399       6.75%                    135,443      6.14%
                                           ----------                             ----------

 Total interest earning assets........      2,174,394       7.60%                  2,058,101      7.65%
Non-interest earning assets...........         69,859                                 65,943
                                           ----------                             ----------
     Total ...........................     $2,244,253                             $2,124,044
                                           ==========                             ==========


Liabilities and Equity:                    $1,550,579       5.10%                 $1,567,431      5.11%
-----------------------
Customer deposit accounts.............
Borrowings............................        556,032       5.94%                    426,354      5.87%
                                           ----------                             ----------

 Total interest bearing liabilities...      2,106,611       5.32%                  1,993,785      5.27%

Non-interest bearing liabilities......         21,903                                 25,056

Stockholders' equity..................        115,739                                105,203
                                           ----------                             ----------

     Total............................     $2,244,253                             $2,124,044
                                           ==========                             ==========

  Interest rate spread................                      2.28%                                 2.38%
                                                            =====                                 =====

  Net interest margin.................                      2.45%                                 2.55%
                                                            =====                                 =====

Similar to the comparative quarters, the Company's interest earning asset mix consists of a lower percentage of loans in the first half of 1997 than in the first half of 1996, putting downward pressure on the yield on interest earning assets. The decrease in the percentage of interest bearing liabilities in the form of customer deposit accounts in the first half of 1997, compared to the corresponding 1996 period, was less pronounced than for the quarterly comparison. Therefore, the adverse effects of greater reliance on borrowings on the Company's cost of funds in the comparative six-month periods was not as significant as in the comparative quarters.

         Rate/Volume. Net interest income before loss provisions in the second quarter of 1997 totaled $12.8 million, compared to $13.4 million in the corresponding period in 1996. The rate-related decrease and volume-related increase in net interest income in the second quarter of 1997, compared to the corresponding period in 1996, totaled $923,000 and $301,000, respectively, and were comprised of the following:

(In Thousands)                                                      INCREASE (DECREASE) ATTRIBUTABLE TO:
                                                                ------------------------------------------
INTEREST INCOME ON INTEREST EARNING ASSETS:                     RATE      VOLUME         DAYS         NET
-------------------------------------------                     ----      ------         ----       ------
Loans..................................................        $  42       $  (54)         $-       $  (12)
MBS.....................................................        (440)       1,793           -        1,353
Investment securities...................................         (15)         959           -          934
                                                               -----       ------        ----        -----
  Total interest income on interest earning assets......        (413)       2,688           -        2,275
                                                               -----       ------        ----       ------
INTEREST EXPENSE ON INTEREST BEARING LIABILITIES:
Customer deposit accounts...............................         136         (202)          -          (66)
Borrowings..............................................         374        2,589           -        2,963
                                                               -----       ------        ----       ------
  Total interest expense on interest bearing liabilities         510        2,387           -        2,897
                                                               -----       ------        ----       ------
Net interest income.....................................       $(923)      $  301          $-       $ (622)
                                                               =====       ======        ====       ======

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

         Net interest income before loss provisions for the first six months of 1997 totaled $26.1 million, compared to $25.6 million in the corresponding period in 1996. The rate- and volume-related changes in net interest income in the first six months of 1997, compared to the corresponding period in 1996 were comprised of the following:

(In Thousands)                                                    INCREASE (DECREASE) ATTRIBUTABLE TO:
                                                             ----------------------------------------------
INTEREST INCOME ON INTEREST EARNING ASSETS:                   RATE        VOLUME         DAYS         NET
-------------------------------------------                  -----       -------         ----         ---
Loans..................................................      $ 321       $(1,192)        $  -        $ (871)
MBS.....................................................      (328)        3,413            -         3,085
Investment securities...................................        96         1,506           (3)        1,599
                                                              ----       -------         ----        ------
  Total interest income on interest earning assets......        89         3,727           (3)        3,813
                                                              ----       -------         ----        ------
INTEREST EXPENSE ON INTEREST BEARING LIABILITIES:
Customer deposit accounts...............................       (60)         (329)        (220)         (609)
Borrowings..............................................       421         3,575          (72)        3,924
                                                             -----       -------         ----        ------
  Total interest expense on interest bearing liabilities       361         3,246         (292)        3,315
                                                             -----       -------         ----        ------
Net interest income.....................................     $(272)      $   481         $289        $ $498
                                                             =====       =======         ====        ======

         Interest and Dividend Income. Interest and dividend income in the second quarter of 1997 totaled $41.4 million, representing a 5.8% increase from the corresponding period in 1996. For the six months ended June 30, 1997, interest and dividend income totaled $81.7 million, or 4.9% greater than in the corresponding period in 1996. For both the three- and six- month periods ended June 30, 1997, the Company's average interest earning assets were greater than in the comparative periods in 1996, resulting in volume-related increases in 1997 of $2.9 million and $3.7 million, respectively.

         Interest income from loans totaled $30.5 million in the second quarter of 1997, which was almost identical to the corresponding period in the previous year. For the first six months of 1997, interest income from loans totaled $60.2 million, and decreased from the corresponding period in 1996 by 1.4%. The average yield on loans for the first six months of 1997 was 7.85%, compared to 7.81% in the corresponding period in 1996. The 4 basis point increase in average yield resulted in a $321,000 increase in interest income. However, lower average loan balances during the first half of 1997 compared to 1996 resulted in a $1.2 million decrease in interest income.

         The average yield on MBS declined in the 1997 periods, compared to the corresponding 1996 periods. The drop in average yield had the effect of decreasing interest income by $440,000 and $328,000 for the three- and six-month periods ended June 30, 1997, compared to 1996, respectively. The Company's average holdings of MBS were higher in both the three- and six- month periods ended June 30, 1997, compared to the corresponding period in 1996, resulting in higher income of $1.8 million and $3.4 million, respectively.

         Interest Expense. Total interest expense increased by $2.9 million in the second quarter of 1997, compared to the second quarter of 1996. For the quarter, the average cost of interest bearing liabilities increased 13 basis points to 5.35%, compared to the corresponding quarter in 1996, resulting in a rate-related increase in interest expense of $510,000. During the second quarter of 1997, the Company's average interest bearing liabilities were approximately 8.3% greater than in the same period in 1996, resulting in increased interest expense of $2.4 million. For the six months ended June 30, 1997, interest expense totaled $55.6 million, compared to $52.3 million for the corresponding period in 1996. As was the case for the comparative quarters, the average cost of interest bearing liabilities was higher in 1997 than in 1996, resulting in a rate-related increase to interest expense of $421,000. Average interest bearing liabilities were greater in the first six months of 1997 than in the corresponding period in 1996, increasing interest expense by $3.2 million. In addition, 1996 was a leap year, resulting in an extra day of interest expense of approximately $289,000.

         For the quarter ended June 30, 1997, average customer deposits were 72% of average interest bearing liabilities, compared to 79% for the second quarter of 1996. The average rate paid on customer deposit accounts during the second quarter of 1997 was 3 basis points higher than in the corresponding quarter in 1996, increasing deposit interest expense by $136,000 in the second quarter of 1997, compared to the 1996 quarter. Lower average deposit balances decreased interest expense for the second quarter of 1997 by $202,000, compared to the corresponding period in 1996. For the six months ended June 30, 1997, total interest expense on customer deposit

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

accounts was $609,000 lower than in the corresponding period in 1996. Interest expense on deposits decreased by $60,000 due to a 1 basis point decrease in the average rate paid on customer deposits in the first six months of 1997, compared to the corresponding 1996 period. The average deposit base in the six-month period ended June 30, 1997 was lower than in the corresponding period in 1996. The volume-related decrease to interest expense was $329,000 for the six-month period ended June 30, 1997, compared to the corresponding period in 1996.

         Interest expense recorded on borrowings in the second quarter of 1997 totaled $8.9 million, representing an increase of 50.1% from the second quarter of 1996. The average cost of borrowings in the second quarter of 1997 was 6.00%, representing a 20 basis point increase from the same period in 1996. Because of the increase in average cost of borrowings, interest expense increased by $374,000 in the first quarter of 1997, compared to the 1996 quarter. The Company's average borrowings represented 28% of interest bearing liabilities during the second quarter of 1997. An increase in average borrowings in the comparative periods resulted in a volume-related increase of $2.6 million in interest expense. For the first six months of 1997, interest expense on borrowings increased $3.9 million to $16.4 million compared to the same period in 1996. Higher rates generated a $421,000 increase, and larger average borrowings generated a $3.6 million increase.

         Provisions for Loan Losses. In the second quarter of 1997, the Company recorded $1.5 million of provisions for loan losses, compared to $2.3 million in the second quarter of 1996. The Company decreased its provisions for loan losses in response to decreases in delinquent and nonaccruing loans, and significant reduction in the level of net charge-offs during the quarter. For the six months ended June 30, 1997, the Company recorded $4.0 million of provisions for loan losses, compared to $5.0 million in 1996.

         Non-Interest Income. Total non-interest income in the second quarter of 1997 increased by $256,000 over the comparative period in 1996. For the six months ended June 30, 1997, total non-interest income decreased by $1.4 million over 1996, principally due to a nonrecurring gain from the sale of an office building in the first quarter of 1996. The gain is reflected in income from real estate operations.

         One of the Company's objectives has been to enhance its fee-based activities. The following table indicates the fee income derived from the Company's principal fee-based activities for the periods presented:

                                                           FOR THE THREE MONTHS    FOR THE SIX MONTHS ENDED
                                                              ENDED JUNE 30,               JUNE 30,
                                                           --------------------    ------------------------
     (In Thousands)                                          1997         1996      1997              1996
                                                             ----         ----      ----              ----
     Loan servicing ...................................      $944         $964      $1,924           $2,029
     Customer deposit fees.............................       479          490         945              974
     Commissions from sales of uninsured investments...       430          513         873              918
                                                           ------       ------      ------           ------
          Total........................................    $1,853       $1,967      $3,742           $3,921
                                                           ======       ======      ======           ======

         The Company's decrease in loan servicing fees in 1997, when compared to 1996, reflects a decrease in the size of the portfolio of loans serviced for others.

         One of the Company's subsidiaries sells uninsured investment products on a commission basis. For the second quarter of 1997, commission income decreased by $83,000, or by 16%, compared to the corresponding quarter in 1996. For the first half of 1997, commission income decreased by 4.9% compared to the first half of 1996. The decrease in commission income reflects a shift in the mix of sales to the lower-commission mutual funds in 1997, compounded by a decrease in sales of tax-deferred annuities.

         Income or loss from real estate operations consists of net income from operations of Company facilities, including tenant-occupied space, holding costs and loss provisions related to REO, gains from sales of real estate, and loss provisions and operating income or expense from real estate held for development and sale. For the second quarter of 1997, the $101,000 increase from the corresponding period in 1996, was due to higher REO holding costs. Higher REO-related costs in the first half of 1997, compared to 1996, were in addition to a decrease in gain on sale resulting from the Company's 1996 sale of a former headquarters building.

         For the first quarter of 1997, the Company recorded gains from sales of investment securities and MBS totaling $595,000, compared to $395,000 for the corresponding period in 1996. In the first half of 1997, gains on sales of securities increased by $674,000 from the first half of 1996. Buying and selling securities for the purposes of generating gains is not a core activity of the Company; rather, sales of such securities was largely due to interest

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

rate risk considerations.

         Operating Expenses. The Company incurred operating expenses of $7.8 million in the second quarter of 1997, representing a 7.7% decrease from the corresponding period in 1996. The decrease was primarily due to a reduction in deposit insurance premiums in 1997, following an assessment paid in late 1996 in connection with the recapitalization of the Saving Association Insurance Fund ("SAIF"). As a percentage of average assets, annualized operating expenses in the second quarters of 1997 and 1996 were 1.37% and 1.61%, respectively. For the first six months of 1997, total operating expenses were $15.9 million, representing a 8.2% decrease from the corresponding period in 1996. The operating expense ratios for the six-month periods ended June 30, 1997 and 1996 were 1.42% and 1.63%, respectively.

         The following tables set forth the increases in operating expenses in the second quarter and first half of 1997, compared to the corresponding periods in 1996, by type of expense:

                                                     INCREASE (DECREASE) IN QUARTER DUE TO:
                                                     --------------------------------------
                                   SECOND QUARTER DISCONTINUED                       NET      SECOND QUARTER
     (In Thousands)                      1996        LENDING         OTHER          CHANGE          1997
                                        ------        ------         ------         ------         ------
     Compensation ..............        $4,130        $ (108)        $   20         $  (88)        $4,042
     Net occupancy .............         1,509           (82)            32            (50)         1,459
     Deposit insurance .........           897            --           (645)          (645)           252
     Data and check processing .           386            (6)           (79)           (85)           301
     Advertising ...............           138            --             73             73            211
     Intangible amortization ...            17            --            (17)           (17)            --
     Other operating ...........         1,406           (41)           197            156          1,562
                                        ------        ------         ------         ------         ------
       Total ...................        $8,483        $ (237)        $ (419)        $ (656)        $7,827
                                        ======        ======         ======         ======         ======

                                                    INCREASE (DECREASE) IN THE FIRST HALF OF
                                                                  YEAR DUE TO:
                                                   --------------------------------------------
                                     FIRST HALF OF   DISCONTINUED                    NET       FIRST HALF OF
     (In Thousands)                       1996         LENDING       OTHER          CHANGE          1997
                                     -------------   ----------     -------        -------     -------------
     Compensation ..............       $ 8,285       $  (198)       $   249        $    51        $ 8,336
     Net occupancy .............         3,061          (176)           (37)          (213)         2,848
     Deposit insurance .........         1,747            --         (1,249)        (1,249)           498
     Data and check processing .           796           (18)          (106)          (124)           672
     Advertising ...............           332            --             13             13            345
     Intangible amortization ...            36            --            (35)           (35)             1
     Other operating ...........         3,060          (139)           284            145          3,205
                                       -------       -------        -------        -------        -------
       Total ...................       $17,317       $  (531)       $  (881)       $(1,412)       $15,905
                                       =======       =======        =======        =======        =======


         Compensation and employee benefits expense decreased by $88,000 for the three months ended June 30, 1997, when compared to 1996. For the six months ended June 30, 1997, compensation expense increased by $51,000, when compared to 1996. Included in the variances for the comparative three- and six-month periods were $108,000 and $198,000 of decreases in compensation in the Company's mortgage lending division as a result of the discontinuation of single family, retail-based lending at the end of 1996. The majority of the resulting increases in compensation expense are attributable to the Company's annual performance and salary review process and an

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

increase in retirement benefits expense.

         Occupancy expense decreased by $50,000 and $213,000 in the three- and six-month periods ended June 30, 1997, compared to the same periods in 1996, respectively. Most of the decrease is attributable to cost savings resulting from discontinued lending operations, especially equipment-related expenses and depreciation.

         CenFed Bank is a "well-capitalized" financial institution, as defined by federal regulations, and accordingly is assessed the lowest deposit insurance rate available for institutions insured by the Savings Association Insurance Fund. Following the recapitalization of the SAIF, deposit insurance rates fell by over 70% for well capitalized institutions beginning in 1997. As a result, deposit insurance expense in the second quarter of 1997 decreased by $645,000 from the second quarter of 1996 and by $1.25 million in the first six months of 1997, compared to the same period in 1996.

         Other operating expenses in the three- and six-month periods ended June 30, 1997 increased by $156,000 and $145,000, respectively, over the corresponding periods in 1996. Increases in professional fees and insurance account for most of the increase in operating expenses for both periods.

         Income Taxes. Income tax expense or benefit varies from period to period based on the Company's level of earnings before taxes, the relative amounts of taxable and tax exempt income, and changes to statutory tax rates. For the three months ended June 30, 1997, the Company recorded income tax expense of $2.0 million on earnings before taxes of $5.8 million, resulting in an effective tax rate of 34.1%. In the comparative period in 1996, the Company recorded income tax expense of $1.7 million on earnings before taxes of $4.7 million, resulting in an effective tax rate of 35.4%. Income tax expense for the six months ended June 30, 1997 was $3.8 million on earnings before taxes and extraordinary items of $11.2 million, resulting in an effective tax rate of 34.4%. For the six months ended June 30, 1996, total income tax expense was $4.5 million on earnings before taxes of $12.1 million, resulting in an effective tax rate of 36.6%. The Company's marginal tax rate is approximately 42%, but tax advantages associated with its portfolio of municipal bonds reduced the effective interest rate.

         The following table sets forth a reconciliation of the Company's marginal tax rate to its effective tax rate for the three- and six- months ended June 30, 1997:

                                              THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                              ---------------------------          -------------------------
                                                1997              1996               1997             1996
                                               ------            ------             ------           -----
      Marginal tax rate...................     42.1%             42.4%              42.1%            42.4%
         Tax benefits associated
      with municipal bonds..................   (5.6%)            (5.8%)             (5.5%)           (4.7%)
         Other...............................  (2.4%)            (1.2%)             (2.2%)           (1.0%)
                                               -----             -----              ------           -----
      Effective tax rate...................    34.1%             34.4%              34.4%            36.7%
                                               =====             =====              =====            =====

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

         The following table sets forth the Bank's capital position relative to the Capital Regulations at June 30, 1997:

                                    TANGIBLE CAPITAL                CORE CAPITAL               RISK-BASED CAPITAL
                                  --------------------           --------------------         --------------------
       (Dollars in Thousands)     AMOUNT       PERCENT           AMOUNT       PERCENT         AMOUNT       PERCENT
                                 -------       -------          -------       -------        -------       -------
       Actual.................   124,340        5.42%           125,926        5.49%         140,613       11.08%
       Required...............    34,381        1.50%            68,809        3.00%         101,547        8.00%
                                 -------        -----           -------        -----         -------       ------
          Excess..............    89,959        3.92%            57,117        2.49%          39,066        3.08%
                                 =======        =====           =======        =====         =======       ======

         Federal banking legislation contains prompt corrective action ("PCA") provisions pursuant to which banks and savings institutions are to be classified into one of five categories, based primarily upon capital adequacy, and which require specific supervisory actions as capital levels decrease. The OTS regulations implementing the PCA provisions define the five capital categories.

         The following table sets forth the definitions of the categories and the Bank's ratios as of June 30, 1997:

                                                  TANGIBLE        TOTAL RISK-      TIER 1 RISK-    TIER 1 LEVERAGE
       CAPITAL CATEGORY:                       CAPITAL RATIO      BASED RATIO       BASED RATIO          RATIO
       -----------------                       -------------      -----------      ------------    ---------------
       Well-capitalized                             N/A              > 10%             > 6%              > 5%
                                                                     -                 -                 -
       Adequately capitalized                       N/A               > 8%             > 4%              > 4%
                                                                      -                -                 -
       Undercapitalized                             N/A              < 8 %             < 4 %             < 4%
       Significantly undercapitalized               N/A              < 6%              < 3%              < 3%
       Critically undercapitalized                 < 2 %              N/A               N/A               N/A
                                                   -
       CENFED BANK, AT JUNE 30,  1997              5.42%             11.08%            9.92%             5.49%

At June 30, 1997, the Bank was a well-capitalized institution.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of the stockholders of the Company was held on May 22, 1997 for the purpose of voting on the proposals described below. Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934, there was no solicitation in opposition to the management's solicitation, and all of management's nominees for elections as directors listed in the proxy statement were elected.


PROPOSAL ONE
The proposal to elect two Directors for terms expiring in 2000:

                                             Shares voted for          Shares withheld
                                             ----------------          ---------------
         Gareth A. Dorn                         4,431,458                  98,971
         Richard W. Patton                      4,431,128                  99,301


PROPOSAL TWO
The proposal to ratify the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for the fiscal year commencing January 1, 1997 was approved by the following vote:

                  Shares voted for       Shares voted against         Shares voted abstain
                  ----------------       --------------------         --------------------
                    4,513,437                   2,408                      11,173


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

CENFED FINANCIAL CORPORATION

Date:  August 14, 1997                   By: /s/ Steven P. Neiffer
----------------------                       -----------------------------
                                             Steven P. Neiffer
                                             Vice President & Controller
                                             (Principal Accounting Officer)

                                  EXHIBIT INDEX

Sequentially
Numbered
Exhibit           Description                                                   Page
------------      -----------                                                   ----
11.1              Computation of Earnings Per Share