Form 10-Q
period 1997-09-30
CENFED FINANCIAL CORP
filed 1997-11-14
CIK 873459

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to _______________

                         Commission file number 0-19491


                          CENFED FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                           95-4314853
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. employer identification no.)
incorporation or organization)

199 North Lake Avenue, Pasadena, California                  91101
-------------------------------------------                ----------
(Address of principal executive offices)                   (Zip code)

Registrant's telephone number, including area code (818) 585-2400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No[ ]

Number of shares outstanding of the registrant's sole class of common stock at October 24, 1997: 5,992,167

                          CENFED FINANCIAL CORPORATION
                                      INDEX


PART I.                 FINANCIAL INFORMATION

   Item 1.  Financial Statements

            Consolidated Statements of Financial Condition as of September 30, 1997 and
            December 31, 1996............................................................................................3

            Consolidated Statements of Operations for the Three Months and Nine Months
            Ended September 30, 1997 and 1996............................................................................4

            Consolidated Statements of Cash Flows for the Three Months and Nine Months
            Ended September 30, 1997 and 1996............................................................................5

            Notes to Consolidated Financial Statements...................................................................7

   Item 2.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations........................................................................................8


PART II.    OTHER INFORMATION

   Item 6.  Exhibits

            a.  Exhibits

            b.  Reports on Form 8-K

                          CENFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                                      SEPTEMBER 30,     DECEMBER 31,
In Thousands, Except Share Amounts                                                                        1997              1996
                                                                                                        ------              -----
                                     ASSETS:
Cash ..............................................................................................   $    18,831    $    17,441
Federal funds sold ................................................................................         8,500          7,500
                                                                                                      -----------    -----------
            Cash and cash equivalents .............................................................        27,331         24,941
Investment securities available for sale, at fair value ...........................................       178,871        161,719
Mortgage-backed securities ("MBS") available for sale, at fair value ..............................       467,613        442,015
Loans held for investment, net ....................................................................     1,460,201      1,391,307
Loans held for sale, at lower of cost or fair value ...............................................       116,958        109,651
Accrued interest receivable .......................................................................        16,289         14,685
Real estate acquired in settlement of loans ("REO") ...............................................         7,908         10,466
Premises and equipment, net .......................................................................         8,505          9,663
Intangible assets, net of accumulated amortization ................................................           203            205
Deferred income taxes .............................................................................         6,201          6,201
Other assets ......................................................................................        14,598         13,794
                                                                                                      -----------     ----------
                                                                                                      $ 2,304,678     $2,184,647
                                                                                                      ===========     ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY:
Customer deposit accounts .........................................................................   $ 1,577,248    $ 1,558,470
Securities sold under agreements to repurchase ....................................................       148,685        130,639
Notes payable .....................................................................................        17,750         17,750
FHLB advances .....................................................................................       412,079        349,479
Other liabilities .................................................................................        20,737         14,491
                                                                                                      -----------    ----------
          Total liabilities .......................................................................     2,176,499      2,070,829
                                                                                                      -----------    ----------
Commitments and contingent liabilities

Common stock. $.01 par value
Authorized shares: 14,000,000 at September 30, 1997 and December 31, 1996
Outstanding shares: 5,959,417 at September 30, 1997 and 5,154,533 at December 31, 1996 ............            60             52

Additional paid in capital ........................................................................        61,546         42,729
Treasury stock, at cost; 68,470 shares.............................................................       (2,055)         --
Retained earnings - substantially restricted ......................................................        69,005         72,468
Unrealized gain (loss) on securities available for sale, net of tax ...............................           566           (237)
Deferred compensation - retirement plans ..........................................................          (943)        (1,194)
                                                                                                      -----------    -----------
          Total stockholders' equity ..............................................................       128,179        113,818
                                                                                                      -----------    -----------
                                                                                                      $ 2,304,678    $ 2,184,647
                                                                                                      ===========    ===========

See notes to consolidated financial statements.

                          CENFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,                   SEPTEMBER 30,
IN THOUSANDS, EXCEPT SHARE AMOUNTS                                          1997            1996            1997           1996
                                                                        -----------    -----------    -----------    -----------
INTEREST AND DIVIDEND INCOME:
  Loans ..............................................................  $    31,290    $    30,045    $    91,472    $    91,098
  Mortgage-backed securities .........................................        8,083          7,559         24,186         20,577
  Investment securities and short-term investments ...................        3,145          2,012          8,523          5,791
                                                                        -----------    -----------    -----------    -----------
            Total interest and dividend income .......................       42,518         39,616        124,181        117,466
                                                                        -----------    -----------    -----------    -----------
INTEREST EXPENSE:
   Customer deposit accounts .........................................       20,128         19,647         59,343         59,471
   Securities sold under agreements to repurchase ....................        2,174          1,511          6,366          4,521
   FHLB advances .....................................................        6,416          4,727         17,556         12,940
   Other borrowings ..................................................          525            544          1,568          1,772
                                                                        -----------    -----------    -----------    -----------
            Total interest expense ...................................       29,243         26,429         84,833         78,704
                                                                        -----------    -----------    -----------    -----------
   Net interest income ...............................................       13,275         13,187         39,348         38,762

PROVISIONS FOR LOAN LOSSES ...........................................        1,000          1,500          5,000          6,549
                                                                        -----------    -----------    -----------    -----------
             Net interest income after provisions for loan losses ....       12,275         11,687         34,348         32,213
                                                                        -----------    -----------    -----------    -----------
NON-INTEREST INCOME:
   Loan servicing fees ...............................................          903            931          2,827          2,960
   Customer deposit account fees .....................................          496            491          1,441          1,465
   Gain (Loss) on sale of investments and MBS ........................          305           (112)         1,971            880
   Gain on sale of loans .............................................            4             10              3             57
   Income (Loss) from real estate operations .........................         (480)          (426)        (1,135)         3,379
  Commissions from sales of investment products ......................          459            472          1,332          1,390
   Other .............................................................          183             81            442            256
                                                                        -----------    -----------    -----------    -----------
          Total non-interest income ..................................        1,870          1,447          6,881         10,387
                                                                        -----------    -----------    -----------    -----------
OPERATING EXPENSES:
   Compensation ......................................................        3,680          3,767         12,016         12,052
   Net occupancy .....................................................        1,330          1,570          4,178          4,631
   Deposit insurance premiums ........................................          245            904            743          2,651
   Data and check processing .........................................          371            383          1,043          1,179
   Advertising and marketing .........................................          245            318            590            650
   Intangible amortization ...........................................            1             17              2             53
   SAIF recapitalization assessment ..................................         --            9,106           --            9,106
   Other .............................................................        1,637          1,607          4,842          4,667
                                                                        -----------    -----------    -----------    -----------
          Total operating expenses ...................................        7,509         17,672         23,414         34,989
                                                                        -----------    -----------    -----------    -----------
          Earnings before income taxes and extraordinary item ........        6,636         (4,538)        17,815          7,611
INCOME TAXES .........................................................        2,336         (5,816)         6,183         (1,363)
                                                                        -----------    -----------    -----------    -----------
          Earnings before extraordinary item .........................        4,300          1,278         11,632          8,974
EXTRAORDINARY ITEM:
  Early extinguishment of debt (net of income taxes of $267) .........         --             --             --             (364)
                                                                        -----------    -----------    -----------    -----------
              NET EARNINGS ...........................................  $     4,300    $     1,278    $    11,632    $     8,610
                                                                        ===========    ===========    ===========    ===========
Primary Earnings per Share:
               Before extraordinary item .............................  $      0.72    $      0.22    $      1.96    $      1.57
               Extraordinary item ....................................         --             --             --      ($     0.06)
                                                                        -----------    -----------    -----------    -----------
                 After extraordinary item ............................  $      0.72    $      0.22    $      1.96    $      1.51
                                                                        ===========    ===========    ===========    ===========
Average primary shares outstanding ...................................    5,948,245      5,756,520      5,927,585      5,710,103
                                                                        ===========    ===========    ===========    ===========

See notes to consolidated financial statements.

                          CENFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,          SEPTEMBER 30,
                                                                           ----------------------    ----------------------
IN THOUSANDS                                                                 1997         1996          1997         1996
                                                                           ---------    ---------    ---------    ---------


CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings ............................................................  $   4,300    $   1,278    $  11,632    $   8,610
Adjustments to reconcile net earnings to net cash provided:
    Net amortization of fees, discounts and premiums ....................        915          260        2,123          880
   Depreciation and amortization ........................................        484          558        1,472        1,863
   Gain on sales of loans ...............................................         (4)         (10)          (3)         (57)
   (Gain) loss on sales of investments and MBS ..........................       (305)         112       (1,971)        (880)
   Lower of cost or fair value adjustment to loans held for sale ........       --             (9)        --             91
   Provisions for loan and real estate losses ...........................      1,025        1,817        5,169        6,908
   Change in deferred income taxes ......................................       --         (3,356)        --         (3,356)
   Originations and purchases of loans held for sale ....................     (4,602)      (8,105)     (18,199)     (29,951)
   Repayment and prepayments of loans held for sale .....................      2,753        2,577        9,110       12,258
   Proceeds from sales of loans held for sale ...........................        922          219        1,511        4,507
   (Increase) decrease in interest receivable ...........................       (155)          49       (1,604)        (197)
   Increase (decrease) in interest payable ..............................        899          168         (392)          99
   Change in other assets and other liabilities .........................      2,107         (874)       6,030          558
   FHLB stock dividends .................................................       (321)        (231)        (884)         (10)
   Other, net ...........................................................       --            (24)           4         (305)
                                                                           ---------    ---------    ---------    ---------
   Net cash provided by (used in) operating activities ..................      8,018       (5,571)      13,998       (1,490)
                                                                           ---------    ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchases of  investment securities available for sale ...............     26,917      (73,834)     (97,714)    (108,059)
   Proceeds from sales of investment securities available for sale ......     38,158       49,638       74,713       84,199
   Maturities of investment securities available for sale ...............       --           --         10,000        5,000
   Purchases of MBS available for sale ..................................    (20,165)     (72,022)    (151,127)    (260,613)
   Proceeds from sales of MBS available for sale ........................      1,977       50,659       83,837      138,348
   Principal repayments on MBS ..........................................      1,304       16,606       43,517       49,822
   Originations and purchases of loans held for investment ..............    (91,357)     (18,923)    (255,097)     (79,613)
   Loan repayments and prepayments ......................................     64,955       43,127      163,288      143,774
   Purchases of premises and equipment ..................................        (30)        (358)        (315)        (740)
   Capital expenditures in REO and real estate held for .................        (84)        (255)        (438)        (743)
   Sales of REO and real estate held for development and sale ...........      4,969        4,360       16,431       16,429
                                                                           ---------    ---------    ---------    ---------
     Net cash provided by (used in) investing activities ................      2,354       (1,002)    (112,905)     (12,196)
                                                                           ---------    ---------    ---------    ---------

                          CENFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)

                                                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,               SEPTEMBER 30,
                                                                                    ---------------------     -------------------
IN THOUSANDS                                                                         1997          1996        1997         1996
                                                                                    ------        ------      ------       -----
Cash flows from financing activities:
   Net increase (decrease) in customer deposit accounts ........................    33,207      (31,863)      18,978      (21,698)
   Net decrease in notes payable ...............................................      --            (50)        --         (4,150)
   Net increase (decrease) in short-term financing:
      FHLB advances ............................................................   (21,500)      28,500      (11,400)      31,100
      Securities sold under agreements to repurchase ...........................   (14,763)      (7,900)      18,046      (21,285)
   Repayment of long-term FHLB advances ........................................      --           --         18,978       (9,200)
   Proceeds from long-term FHLB advances .......................................      --         20,000       84,000       30,000
   Dividends paid ..............................................................      (516)        (458)      (1,498)      (1,321)
   Proceeds from issuance of common stock ......................................     3,597          517        5,226          752
   Treasury stock repurchased ..................................................      --           --         (2,055)        --
                                                                                 ---------    ---------    ---------    ---------
      Net cash provided by financing activities ................................        25        8,746      101,297        4,198
                                                                                 ---------    ---------    ---------    ---------
   Net increase (decrease) in cash and cash equivalents ........................    10,397        2,173        2,390       (9,488)
   Cash and cash equivalents, beginning of period ..............................    16,934       17,555       24,941       29,216
                                                                                 ---------    ---------    ---------    ---------
   Cash and cash equivalents, end of period .................................... $  27,331    $  19,728    $  27,331    $  19,728
                                                                                 =========    =========    =========    =========

                            SUPPLEMENTARY INFORMATION
CASH PAID FOR:
  Interest on customer deposit accounts ........................................ $  28,344    $  26,262    $  85,225    $  77,713

  Income tax payments .......................................................... $     240    $   3,720    $   3,199    $   6,195
NON-CASH ITEMS:
  Additions to REO ............................................................. $     520    $     941    $  19,438    $  10,336
  Net change in unrealized gain (loss) on
      securities available for sale, net of taxes .............................. $   1,302    $     322    $     803    ($  3,939)
  Loans to facilitate sales of REO and
      real estate held for development and sale ................................ $   1,030    $     584    $   4,538    $  10,843



See notes to consolidated financial statements.

                          CENFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1997, DECEMBER 31, 1996 AND
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

(1)  BASIS OF PRESENTATION

            The consolidated statement of financial condition as of September 30, 1997, and the related consolidated statements of operations and cash flows for the three months and nine months ended September 30, 1997 and 1996, are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting solely of recurring accruals, necessary for a fair presentation of the financial condition of CENFED Financial Corporation (the "Company") as of September 30, 1997, and its results of operations and cash flows for the three months and nine months ended September 30, 1997 and 1996. The results of operations for the unaudited periods are not necessarily indicative of the results of operations to be expected for the entire year of 1997.

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

(2)  SUBSEQUENT EVENT

            On October 9, 1997, the Company declared its quarterly cash dividend of $.09 per share to shareholders of record as of October 24, 1997. The dividend was paid on November 7, 1997.

(3)  EARNINGS PER SHARE

            The Company has long-term incentive plans that include incentive stock options. For purposes of determining primary earnings per share and fully diluted earnings per share, stock options granted to officers and directors of the Company are considered common stock equivalents and are added to common shares outstanding, using the treasury stock method. At September 30, 1997, fully diluted earnings per share were not reported as they were not materially different from primary earnings per share.

            In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, Earnings per Share ("SFAS 128"). SFAS 128 provides reporting standards for basic and diluted earnings per share and is effective for financial statement periods ending after December 15, 1997. Earlier application is not permitted. Had the Company applied SFAS 128 to the accompanying financial statements, basic earnings per share would have been $0.75 and $0.23, and diluted earnings per share would have been $0.72 and $0.22, for the three months ended September 30, 1997 and 1996, respectively. For the nine months ended September 30, 1997 and 1996, basic earnings per share would have been $2.03 and $1.56, respectively, and diluted earnings per share would have been $1.95 and $1.50, respectively.

            Earnings per share for all periods presented have been calculated based upon the increased number of shares of common stock and common stock equivalents after giving effect to the stock dividend distributed on May 2, 1997.

(4)   DERIVATIVE FINANCIAL INSTRUMENTS

            In response to recent rule amendments of the Securities and Exchange Commission, the following information is presented with respect to derivative financial instruments. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes.

            The Company purchased interest rate cap contracts in 1996 as a component of its interest rate risk program. The interest rate cap contracts were intended to limit the adverse effects of lifetime interest rate maximums on certain adjustable-rate loans in the Company's loan portfolio. The Company purchased two interest rate cap contracts with notional amounts of $200 million and $75 million and respective strike rates of 7.50% and 7.00%. Under the interest rate cap contracts, if the London Interbank Offered Rate ("LIBOR") exceeds 7%, then the Company will receive a stream of interest payments representing the difference between the actual LIBOR rate and 7%, based upon a notional amount of $75 million. If the LIBOR rate exceeds 7.5%, then the Company will receive, in addition, a payment stream representing the difference between the actual LIBOR rate and 7.5%, based upon a notional amount of $200 million.

                          CENFED FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 1997, DECEMBER 31, 1996 AND
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996


            The initial cost of the three-year interest rate cap contracts was $2.9 million, which is being charged to interest income on a pro rata basis over the lives of the contracts. At September 30, 1997, the unamortized cost basis in the interest rate caps was $1.7 million. The market value of the cap contracts at that date was $227,000.

(5)  RECENT ACCOUNTING PRONOUNCEMENTS

            In February 1997, the FASB issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities ("SFAS 125"). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets, and distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. This statement supersedes SFAS 122, although the general concepts of SFAS 122 are retained in it. Effective January 1, 1997, the Company adopted SFAS 125. There was no material effect on the Company's financial condition as of September 30, 1997 or the results from operations for the three- and nine-month periods then ended, resulting from the adoption of SFAS 125.

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

            In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). Comprehensive income represents the change in equity of the Company during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS 130 requires that all components of comprehensive income, which are required to be recognized under accounting standards, be reported in a financial statement that is displayed in equal prominence with the other financial statements. SFAS 130 does not require a specific presentation format but will require the Company to display an amount representing total comprehensive income for the period in the financial statements. SFAS 130 is effective for both interim and annual periods beginning after December 15, 1997. Implementation of SFAS 130 will not have a material adverse effect on the Company's financial condition or results of operations.

            In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). SFAS 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 supersedes numerous requirements in a previously issued statement -- SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise" -- but retains the requirement to report information about major customers. SFAS 131 is effective for financial statements for periods beginning after December 15, 1997. Implementation of SFAS 131 will not have a material adverse effect on the Company's financial condition or results of operations.

ITEM 2.

                          CENFED FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RECENT DEVELOPMENTS

            On August 18, 1997, Golden State Bancorp Incorporated ("GSB"), and its subsidiary Glendale Federal Bank, entered into an agreement to acquire the Company. The agreement is subject to regulatory, shareholder and other approvals and is expected to close in the first calendar quarter of 1998. The terms of the transaction provide for a tax-free exchange of 1.2 shares of GSB common stock for each outstanding share of the Company's common stock. The acquisition will be accounted for as a pooling of interests. GSB is headquartered in Glendale, California, and operated 171 banking offices and 25 loan offices as of June 30, 1997.


FINANCIAL CONDITION

OPERATING STRATEGY

            The operating strategy of CENFED Financial Corporation (the "Company") consists of three primary elements: (I) acquiring assets providing returns that satisfy the Company's rate of return expectations; (ii) focusing on retail deposit gathering as the principal source of funding; and (iii) focusing on the efficiency of Company operations.

            Acquiring assets providing returns that satisfy the Company's rate of return expectations. The Company seeks assets that provide returns, on a credit risk-adjusted basis, that meet or exceed its cost of capital. The Company seeks lines of business in which it believes it can successfully serve customer niches and achieve satisfactory returns, rather than pursuing traditional thrift business lines, which increasingly are being served by non-bank competitors. Over the past two years, the Company has executed this strategy by eliminating its single-family lending operations and by focusing on small business and commercial real estate lending. The Company defines commercial real estate properties as multifamily residential and commercial nonresidential properties. Although it no longer originates single family loans, the Company purchases packages of single family loans from other institutions from time to time. During the first nine months of 1997, the Company purchased $79.4 million of home equity loans and $79.1 million of single family loans.

            The Company's new loan volume, consisting of originations and purchases, increased by $68.4 million in the third quarter of 1997, compared to the corresponding quarter in 1996. For the nine months ended September 30, 1997, loan volume increased by 145%, compared to the first nine months of 1996. The following table sets forth loan volume information:

                             THREE MONTHS ENDED        NINE MONTHS ENDED
                                  SEPTEMBER 30:          SEPTEMBER 30:
                         -------------------------  ----------------------
(In Thousands)              1997            1996       1997          1996
                            ----            ----       ----          ----
Single family............ $54,590          $4,794     $79,382      $24,793
Home equity..............       -               -      79,436            -
Income property..........  22,011          14,134      64,449       56,478
Small business...........  18,014           7,273      42,105       27,246
                          -------         -------    --------     --------
                          $94,615         $26,201    $265,372     $108,517
                          =======         =======    ========     ========

            As a result of the Company's emphasis on return, the weighted average yield on the loan portfolio was 16 basis points higher in the third quarter of 1997 than in the corresponding 1996 quarter.

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

                                  SEPTEMBER 30, 1997      SEPTEMBER 30, 1996
                                 -------------------      -------------------
(Dollars in Thousands)           NUMBER      AMOUNT       NUMBER       AMOUNT
                                 ------      ------       ------       ------
Checking accounts..............  28,040      $105,080     25,446      $102,369
Savings accounts...............  18,848        76,665     20,680        95,640
Money market accounts..........   5,297       148,288      3,080       119,065
Certificates of deposit.......   32,728       996,136     35,444     1,026,129
                               --------    ----------     ------    ----------
   Total retail deposits.......  84,913    $1,326,169     84,650    $1,343,203
                               ========    ==========     ======    ==========

Retail deposits to interest
  bearing liabilities.........                   84.1%                     87.9%

            Total retail deposits were lower at September 30, 1997 than at September 30, 1996 and represented a smaller portion of interest bearing liabilities. However, total transaction account balances increased by $13.0 million at the end of September 1997, compared to the corresponding date one year earlier.

            Focusing on the efficiency of Company operations. One measure of operational efficiency is the ratio of general and administrative expenses (excluding goodwill amortization) to average assets. In the third quarter of 1997, the annualized general and administrative expense ratio was 1.29%, compared to 1.60% (excluding the deposit insurance fund recapitalization charge recorded in the third quarter of 1996) in the corresponding period in the previous year. For the first nine months of 1997, the annualized general and administrative expense ratio was 1.38%, compared to 1.62% (excluding the deposit insurance fund recapitalization charge) during the same period in 1996.

            A second measure of efficiency is the ratio of operating expenses to the sum of net interest income and non-interest income (the "efficiency ratio"). For purposes of this calculation, the Company excludes gains from sales of investment securities and gains from sales of real estate, which are non-recurring sources of revenue. In the third quarter of 1997, the Company's efficiency ratio was 49.0%, compared to 56.5% (excluding the SAIF recapitalization charge) in the corresponding period in the previous year. For the first nine months of 1997, the efficiency ratio was 51.6%, compared to 57.7% (excluding the SAIF recapitalization charge) during the same period in 1996.

ANALYSIS OF STATEMENT OF FINANCIAL CONDITION
            The Company's total assets grew by $9.2 million during the third quarter of 1997. Since the beginning of the year, total assets have grown by $120.0 million, or 5.5%. The following table sets forth significant changes in the Company's statement of financial condition:

                                                          INCREASE (DECREASE)
                                              -----------------------------------------
                                               THREE MONTHS ENDED    NINE MONTHS ENDED
(In Thousands)                                 SEPTEMBER 30, 1997   SEPTEMBER 30, 1997
                                              --------------------  -------------------
Assets:
Loans held for investment, net ................     $ 20,490              $ 64,894
MBS and investment securities .................      (20,600)               42,750
All other, net ................................        9,265                12,387
                                                    --------              --------
     Change in total assets ...................     $  9,155              $120,031
                                                    ========              ========
Liabilities and Stockholders' Equity:
Customer deposit accounts .....................     $ 33,080              $ 18,778
Borrowings ....................................      (36,263)               80,646
Stockholders' equity ..........................        8,734                14,361
All other, net ................................        3,604                 6,246
                                                    --------              --------
     Change in total liabilities and equity ...     $  9,155              $120,031
                                                    ========              ========

            Loans Held for Investment. Loans held for investment increased by $20.5 million during the quarter, reflecting $55.0 million of loan purchases. For the first nine months of 1997, purchases totaling $160.2 million led to loan growth.

            Customer Deposit Accounts. During the third quarter of 1997, total balances of customer deposit accounts increased by $33.1 million, consisting of a $10.9 million increase in retail deposits and a $22.2 million increase in wholesale certificates of deposit. For the nine months ended September 30, 1997, customer deposit accounts increased by $18.8 million, consisting of a $5.6 million decrease in retail deposits and a $24.4 million increase in wholesale deposits.

            Borrowings. Marginal asset growth during the third quarter in combination with growth in retail deposits and wholesale deposits led to a reduction in borrowings. For the nine months ended June 30, 1997, borrowings increased largely due to asset growth.

            Stockholders' Equity. Net earnings of $4.3 million and proceeds from the exercise of stock options during the third quarter of 1997 accounted for most of the $8.7 million increase in stockholders' equity. In addition, the market value of securities available for sale increased by $1.3 million.

ASSET QUALITY

            Delinquent Loans. Total delinquent loans decreased by $3.3 million during the third quarter of 1997, and represented 1.32% of total loans outstanding at September 30, 1997. The most marked improvement occurred in the single family portfolio. Loan delinquency information by aging category and by type of loan is set forth in the following table:

           (In Thousands)                   SEPT. 30, 1997   DEC. 31, 1996  SEPT. 30, 1996
                                            --------------   -------------  --------------
31 - 60 days delinquent:
          Single family ....................       $ 2,934        $ 5,887        $ 4,136
          Income property ..................            45            404          2,213
          Small business ...................         1,032            715            712
          Consumer .........................             9              6             22
                                                   -------        -------        -------
                                                     4,020          7,012          7,083
                                                   -------        -------        -------
61 - 90 days delinquent:
          Single family ....................         1,330          3,129          3,604
          Income property ..................         1,415             --            543
          Small business ...................         1,072          1,857          1,505
          Consumer .........................             9             10             51
                                                   -------        -------        -------
                                                     3,826          4,996          5,703
                                                   -------        -------        -------
Over 90 days delinquent:
          Single family ....................         7,695         11,467         11,054
          Income property ..................         1,798          3,858          4,965
          Small business ...................         3,565          1,550          1,953
          Consumer .........................            10              3              7
                                                   -------        -------        -------
                                                    13,068         16,878         17,979
                                                   -------        -------        -------
GRAND TOTAL:
          Single family ....................        11,959         20,483         18,794
          Income property ..................         3,258          4,262          7,721
          Small business ...................         5,669          4,122          4,170
          Consumer .........................            28             19             80
                                                   -------        -------        -------
                                                   $20,914        $28,886        $30,765
                                                   =======        =======        =======
Delinquent loans by type, as a percentage of
outstanding loans by type:
          Single family ....................          1.30%          2.11%          1.87%
          Income property ..................          0.75%          1.09%          2.00%
          Small business ...................          3.52%          3.07%          3.24%
          Total ............................          1.32%          1.93%          2.00%


                          CENFED FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

          The ratio of delinquent loans to total loans at September 30, 1997 was 68 basis points lower than one year earlier and 61 basis points lower than at the end of 1996. Delinquent small business loans at September 30, 1997, December 31, 1996, and September 30, 1996 included $4.2 million, $4.0 million, and $4.1 million, respectively, of balances guaranteed directly by the SBA or by a collateralized credit agreement given by the corporation from whom the Company purchased the loans.

          Nonperforming assets. Nonperforming assets at September 30, 1997 decreased by $7.1 million from the second quarter of 1997, and represented 0.97% of total assets at that date. The following table sets forth the composition of nonperforming assets at the dates indicated:


                                                          SEPT. 30,      JUNE 30,       MAR. 31,       DEC. 31,      SEPT. 30,
(Dollars in Thousands)                                     1997           1997           1997           1996           1996
                                                          -------        -------        -------        -------        -------
Nonaccrual loans ..................................       $14,342        $19,898        $20,660        $21,502        $21,028
Real estate acquired in settlement of loans ("REO")         7,906          9,485         11,129         10,466          7,867
                                                          -------        -------        -------        -------        -------
     Nonperforming assets .........................       $22,248        $29,383        $31,789        $31,968        $28,895
                                                          =======        =======        =======        =======        =======

Total nonperforming assets as a % of total assets .          0.97%          1.28%          1.40%          1.46%          1.34%
Nonaccrual loans as a % of total loans held for
investment and for sale ...........................          0.88%          1.28%          1.31%          1.42%          1.37%


          Loans are placed on nonaccrual status when, in the opinion of management, the full and timely collection of principal or interest is in doubt. As a general rule, the accrual of interest is discontinued when principal or interest payments become 90 days past due. However, in certain instances, the Company may place a particular loan on nonaccrual status earlier than the 90 days past due standard, depending upon the individual circumstances surrounding the loan's delinquency. At September 30, 1997, the Company has no loans over 90 days past due that were still accruing interest. When an interest earning asset is placed on nonaccrual status, previously accrued but unpaid interest is reversed against current income.

                          CENFED FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

          The following table sets forth the Company's nonperforming asset activity for the three- and nine-month periods ended September 30, 1997:

                                                THREE MONTHS                        NINE MONTHS
                                   -----------------------------------  ----------------------------------
        (In Thousands)              NONACCRUAL                          NONACCRUAL
                                       LOANS         REO       TOTAL       LOANS         REO        TOTAL
                                      --------    --------    --------    --------    --------    --------
Balance, beginning of period ......   $ 19,898    $  9,485    $ 29,383    $ 21,502    $ 10,466    $ 31,968
New Nonaccruing Loans:
        Single family (1) .........       (598)         --        (598)      4,742          --       4,742
        Income property ...........      2,913          --       2,913       9,399          --       9,399
        Small business ............      1,344          --       1,344       4,926          --       4,926
        Consumer ..................          4          --           4           7          --           7
Foreclosures:
        Single family .............     (2,366)      1,871        (495)    (10,268)      8,362      (1,906)
        Income property ...........     (2,055)      1,424        (631)     (7,508)      5,029      (2,479)
        Small business ............       (700)        704           4      (1,515)      1,819         304
Loans Brought Current:
        Income property ...........     (2,844)         --      (2,844)     (4,296)         --      (4,296)
        Small business ............     (1,254)         --      (1,254)     (1,860)         --      (1,860)
Sales of REO:
        Single family .............         --      (2,859)     (2,859)         --      (9,771)     (9,771)
        Income property ...........         --      (1,945)     (1,945)         --      (6,038)     (6,038)
        Small business ............         --         (85)        (85)         --        (243)       (243)
Other:
        Single family .............         --        (104)       (104)         --        (549)       (549)
        Income property ...........         --        (123)       (123)       (738)       (354)     (1,092)
        Small business ............         --        (462)       (462)        (49)       (815)       (864)
                                      --------    --------    --------    --------    --------    --------
              Net change during the     (5,556)     (1,579)     (7,135)     (7,160)     (2,560)     (9,720)
                                      --------    --------    --------    --------    --------    --------
BALANCE, AT SEPTEMBER 30, 1997 ....   $ 14,342    $  7,906    $ 22,248    $ 14,342    $  7,906    $ 22,248
                                      ========    ========    ========    ========    ========    ========

(1) New nonaccruing single family loans have been reduced by single family loans that were brought current during the quarter.

          The Company experienced an $7.1 million decrease in nonperforming assets during the third quarter of 1997, consisting primarily of decreases of $3.0 million and $2.0 million in nonaccrual single family and nonaccrual income property, respectively, and a $1.1 million decrease in single family REO. At September 30, 1997, the nonperforming asset ratio decreased by 31 basis points from the beginning of the quarter, and reached its lowest level since June 1995.

          Impaired Loans. Loans are evaluated for impairment in accordance with the provisions of Statement of Financial Accounting Standards Number 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure.

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

                          CENFED FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


          The following table sets forth information with respect to impaired loans at the dates indicated:


                                                       SEPTEMBER 30, 1997              DECEMBER 31, 1996
                                             ---------------------------------  ---------------------------------
                                                        SPECIFIC       NET                  SPECIFIC       NET
                                              LOAN        LOSS       RECORDED     LOAN       LOSS        RECORDED
(In Thousands)                               BALANCES  ALLOWANCES   INVESTMENT  BALANCES   ALLOWANCES   INVESTMENT
--------------                               --------  ----------   ----------  --------   ----------   ----------
Nonaccrual loans:
 Requiring specific loss allowances .....    $ 2,264     $   776     $ 1,488     $ 3,457     $ 1,439     $ 2,018
 Not requiring specific loss allowances..      1,366          --       1,366       3,668          --       3,668
Restructured loans:
 Requiring specific loss allowances .....      4,212         636       3,576       4,756         707       4,049
 Not requiring specific loss allowances..      1,346          --       1,346          --          --          --
Other loans:
 Requiring specific loss allowances .....      3,213         454       2,759       2,937         709       2,228
 Not requiring specific loss allowances..        578          --         578         618          --         618
                                             -------     -------     -------     -------     -------     -------
     Total ..............................    $12,979     $ 1,866     $11,113     $15,436     $ 2,855     $12,581
                                             =======     =======     =======     =======     =======     =======

            For the three months ended September 30, 1997, the average net recorded investment in impaired loans was $12.0 million and the interest income recognized totaled $244,000. In the corresponding period in the previous year, the average net recorded investment in impaired loans was $14.6 million and the interest income recognized totaled $399,000.

            Allowance for Loan Losses. The Company maintains specific valuation allowances related to impaired loans and a general valuation allowance. The general valuation allowance for loan losses is an amount that management believes will be adequate to absorb reasonably anticipated losses on existing loans that may become uncollectible in the future, based upon information currently available to management, management's judgements as to the collectibility of loans and prior loan loss experience. While management believes that it uses the best information available to determine the appropriate amount of loan loss provisions, including loss migration analysis, future adjustments to the allowance for loan losses may be necessary and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the determinations. An analysis of the activity in the allowance for loan losses follows:

                                                         THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                                      -----------------------       ----------------------
(Dollars in Thousands)                                  1997           1996           1997          1996
                                                      --------       --------       --------      --------
Balance, beginning of period ....................     $ 17,315       $ 14,944       $ 13,488      $ 12,789
Provision for loan losses .......................        1,000          1,500          5,000         6,549
Acquisition .....................................           --             --          2,606            --
Recoveries ......................................          217            560          1,939         1,066
Charge-offs .....................................       (1,538)        (2,614)        (6,039)       (6,014)
                                                      --------       --------       --------      --------
Balance, end of period ..........................     $ 16,994       $ 14,390       $ 16,994      $ 14,390
                                                      ========       ========       ========      ========

Ratio of allowance for loan losses to total loans
  held for investment at end of period ..........                                       1.15%         1.01%

Ratio of allowance for loan losses to nonaccrual
  loans at end of period ........................                                      118.5%         68.4%

                          CENFED FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS,.

The following table sets forth the Company's net charge-offs by loan types for the periods indicated:


                                    THREE MONTHS ENDED    NINE MONTHS ENDED
                                      SEPTEMBER 30,          SEPTEMBER 30,
                                    -----------------     -----------------
(In Thousands)                       1997       1996       1997       1996
                                    ------     ------     ------     ------
Single family ....................  $  466     $1,243     $1,511     $3,031
Income property...................     773        740      2,464      1,729
Small business....................      39         67         23        187
Other ............................      43          4        102          1
                                    ------     ------     ------     ------
     Total .......................  $1,321     $2,054     $4,100     $4,948
                                    ======     ======     ======     ======


CAPITAL RESOURCES AND LIQUIDITY

      The primary sources of liquidity for the Company include:

o     scheduled principal payments and unscheduled prepayments of loans and MBS;

o     proceeds from sales of investments, MBS and loans held for sale;

o     cash flows generated from operations; and

o proceeds from increases in customer deposits, FHLB advances and short-term borrowings.

            Principal payments received on loans and MBS totaled $80.8 million and $62.3 million for the three months ended September 30, 1997 and 1996, respectively, and $215.9 million and $205.8 million for the nine months ended September 30, 1997 and 1996, respectively. Proceeds from the sales of loans were $922,000 and $219,000 for the third quarter of 1997 and 1996, respectively, and $1.5 million and $4.5 million for the nine months ended September 30, 1997 and 1996, respectively.

            Sales of investments and MBS totaled $57.9 million and $100.3 million for the third quarters of 1997 and 1996, respectively, and $158.6 million and $222.5 million for the nine months ended September 30, 1997 and 1996, respectively.

            Customer deposits increased by $33.2 million in the three months ended September 30, 1997, compared to a net decrease of $31.9 million in the third quarter of 1996. For the nine months ended September 30, 1997 and 1996, customer deposits increased by $18.8 million and decreased by $21.7 million, respectively.

            Savings banks must, by regulation, maintain liquidity of 5% of deposits and short-term borrowings. Liquidity is measured by cash and certain investments which are not committed, pledged, or required to liquidate specific liabilities. The Company's average liquidity ratios for September 30, 1997 and 1996 were 5.3% and 5.2%, respectively.


RESULTS OF OPERATIONS

Comparisons of the Three Months and Nine Months Ended September 30, 1997 and
----------------------------------------------------------------------------
1996
----
            The Company's net earnings for the three months ended September 30, 1997 and 1996 were $4.3 million and $1.3 million, respectively. Primary earnings per share were $.72 and $.22 for the same periods, respectively. For the nine months ended September 30, 1997 and 1996, the Company recorded net earnings of $11.6 million and $8.6 million, respectively, for primary earnings per share of $1.96 and $1.51.

            In the third quarter of 1997, compared to 1996, the Company's core earnings (which excludes gains and losses on securities sales, real estate operations and non-recurring adjustments but includes provisions for loan losses) increased by 30.4% mostly due to decreases in provisions for loan losses and operating expenses.

                          CENFED FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

            Net Interest Margin. The net interest margin for the third quarter of 1997 was 2.49%, representing a 9 basis point increase from the second quarter of 1997 and a 15 basis point decrease from the third quarter of 1996. For the nine months ended September 30, 1997 and 1996, the net interest margins were 2.46% and 2.58%, respectively. The following table displays average interest rates on the Company's interest earning assets and interest bearing liabilities, on a fully tax equivalent basis for the comparative quarters:


                                                             Three Months Ended September 30:
                                            ---------------------------------  ------------------------------------
                                                          1997                                1996
                                            ---------------------------------  ------------------------------------
                                                                      At                                    At
(Dollars in Thousands)                       Average     Average   Sept. 30,    Average      Average     Sept. 30,
                                             Balance    Yield/Rate   1997       Balance     Yield/Rate     1996
                                            ----------  ---------- ----------  ----------   ----------   ----------
Assets:
Loans .................................     $1,569,150      7.97%       7.92%  $1,533,286     7.83%        7.83%
Mortgage-backed securities ............        470,634      6.87%       6.87%     416,181     7.27%        7.13%
Other .................................        210,968      6.98%       6.74%     134,757     7.22%        6.44%
                                            ----------                         ----------
    Total interest earning assets .....      2,250,752      7.65%       7.60%   2,084,224     7.68%        7.59%
Non-interest earning assets ...........         70,695                             61,545
                                            ----------                         ----------
    Total .............................     $2,321,447                         $2,145,769
                                            ==========                         ==========

Liabilities and Equity:
Customer deposit accounts .............     $1,570,939      5.08%       5.09%  $1,545,267     5.06%        5.02%
Borrowings ............................        605,128      5.98%       5.91%     467,841     5.77%        5.68%
                                            ----------                         ----------
    Total interest bearing liabilities       2,176,067      5.33%       5.31%   2,013,108     5.22%        5.18%
Non-interest bearing liabilities ......         24,296                             24,476
Stockholders' equity ..................        121,084                            108,185
                                            ----------                         ----------
    Total .............................     $2,321,447                         $2,145,769
                                            ==========                         ==========

  Interest rate spread ................                     2.32%       2.29%                 2.46%        2.41%
                                                            ====        ====                  ====         ====

  Net interest margin .................                     2.49%       2.47%                 2.64%        2.55%
                                                            ====        ====                  ====         ====


            The 15 basis point decrease in the net interest margin in the third quarter of 1997, compared to the third quarter of 1996, was due to lower yields on interest-earning assets and a higher cost of funds. While the yield on loans increased by 16 basis points in the third quarter of 1997, compared to 1996, the yields on mortgage-backed and investment securities decreased. Securities represent a larger portion of the asset mix in the third quarter of 1997, compared to 1996, which magnified the effect of their yield reduction. The Company's cost of funds increased by 11 basis points, as the rate paid on interest-bearing liabilities increased and the funding mix reflected greater reliance on borrowings.

                          CENFED FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

            The following table displays average interest rates on the Company's interest earning assets and interest bearing liabilities, on a fully tax equivalent basis for the comparative nine-month periods:


                                                       Nine Months Ended September 30:
                                            ----------------------------------------------------
                                                      1997                       1996
                                            ------------------------    ------------------------
Dollars in Thousands                         Average       Average       Average        Average
                                             Balance      Yield/Rate     Balance      Yield/Rate
                                            ----------    ----------    ----------    ----------
Assets:
Loans .................................     $1,546,174        7.89%     $1,554,928        7.81%
Mortgage-backed securities ............        458,696        7.03%        376,731        7.28%
Other .................................        195,284        6.84%        135,213        7.00%
                                            ----------                  ----------
     Total interest earning assets ....      2,200,154        7.62%      2,066,872        7.66%
Non-interest earning assets ...........         70,113                      64,482
                                            ----------                  ----------
     Total ............................     $2,270,267                  $2,131,354
                                            ==========                  ==========

Liabilities and Equity:
Customer deposit accounts .............     $1,557,441        5.09%     $1,559,989        5.09%
Borrowings ............................        572,577        5.96%        440,284        5.84%
                                            ----------                  ----------
     Total interest bearing liabilities      2,130,018        5.32%      2,000,273        5.26%
Non-interest bearing liabilities ......         22,693                      24,877
Stockholders' equity ..................        117,556                     106,204
                                            ----------                  ----------
     Total ............................     $2,270,267                  $2,131,354
                                            ==========                  ==========

  Interest rate spread ................                       2.30%                       2.40%
                                                              ====                        ====

  Net interest margin .................                       2.46%                       2.58%
                                                              ====                        ====


            Similar to the comparative quarters, the Company's interest earning asset mix consisted of a lower percentage of loans in the first nine months of 1997 than in the first nine months of 1996, putting downward pressure on the yield on interest earning assets. The decrease in the percentage of interest bearing liabilities in the form of customer deposit accounts in the first nine months of 1997, compared to the corresponding 1996 period, was less pronounced than for the quarterly comparison. Therefore, the adverse effects of greater reliance on borrowings on the Company's cost of funds in the comparative nine-month periods was not as significant as in the comparative quarters.

            Rate/Volume. Net interest income before loss provisions in the third quarter of 1997 totaled $13.3 million, compared to $13.2 million in the corresponding period in 1996. The rate-related decrease and volume-related increase in net interest income in the third quarter of 1997, compared to the corresponding period in 1996, totaled $472,000 and $560,000, respectively, and were comprised of the following:


(In Thousands)                                               Increase (Decrease) Attributable To:
                                                             -------------------------------------
Interest income on interest earning assets:                   Rate       Volume              Net
-------------------------------------------                  ------      ------             ------
Loans ..................................................     $  399      $  846             $1,245
MBS ....................................................       (430)        954                524
Investment securities ..................................         --       1,133              1,133
                                                             ------      ------             ------
  Total interest income on interest earning assets .....        (31)      2,933              2,902
                                                             ------      ------             ------
Interest expense on interest bearing liabilities:
-------------------------------------------------
Customer deposit accounts ..............................         93         388                481
Borrowings .............................................        348       1,985              2,333
                                                             ------      ------             ------
  Total interest expense on interest bearing liabilities        441       2,373              2,814
                                                             ------      ------             ------
Net interest income ....................................     ($ 472)     $  560             $   88
                                                             ======      ======             ======

                          CENFED FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


            Net interest income before loss provisions for the first nine months of 1997 totaled $39.3 million, compared to $38.8 million in the corresponding period in 1996. The rate- and volume-related changes in net interest income in the first nine months of 1997, compared to the corresponding period in 1996 were comprised of the following:


(In Thousands)                                                    Increase (Decrease) Attributable To:
                                                             ----------------------------------------------
Interest income on interest earning assets:                   Rate        Volume        Days         Net
-------------------------------------------                  -------      -------      -------      -------
Loans ..................................................     $   401      $   (27)     $    --      $   374
MBS ....................................................        (728)       4,337           --        3,609
Investment securities ..................................         118        2,617           (3)       2,732
                                                             -------      -------      -------      -------
  Total interest income on interest earning assets .....        (209)       6,927           (3)       6,715
                                                             -------      -------      -------      -------
Interest expense on interest bearing liabilities:
-------------------------------------------------
Customer deposit accounts ..............................          --           92         (220)        (128)
Borrowings .............................................         761        5,568          (72)       6,257
                                                             -------      -------      -------      -------
  Total interest expense on interest bearing liabilities         761        5,660         (292)       6,129
                                                             -------      -------      -------      -------
Net interest income ....................................     $  (970)     $ 1,267      $   289      $   586
                                                             =======      =======      =======      =======


            Interest and Dividend Income. Interest and dividend income in the third quarter of 1997 totaled $42.5 million, representing a 7.3% increase from the corresponding period in 1996. For the nine months ended September 30, 1997, interest and dividend income totaled $124.2 million, which was 5.7% greater than in the corresponding period in 1996. For both the three- and nine- month periods ended September 30, 1997, the Company's average interest earning assets were greater than in the comparative periods in 1996, generating volume-related increases of $2.9 million and $6.9 million, respectively. Average yields on interest earning assets were lower in 1997, compared to 1996, resulting in $31,000 and $209,000 decreases in interest and dividend income in the respective three- and nine-month periods ended September 30.

            Interest income from loans totaled $31.3 million in the third quarter of 1997, an increase of $1.2 million over the corresponding period in 1996. The rate- and volume-related components of the increase were $399,000 and $846,000, respectively. For the first nine months of 1997, interest income from loans totaled $91.5 million, a slight increase from the corresponding period in 1996. The average yield on loans for the first nine months of 1997 was 7.89%, compared to 7.81% in the corresponding period in 1996. The 7 basis point increase in average yield resulted in a $401,000 increase in interest income. However, lower average loan balances during the first half of 1997 compared to 1996 resulted in a $27,000 decrease in interest income.

            The average yield on MBS declined in the 1997 periods, compared to the corresponding 1996 periods. The drop in average yield had the effect of decreasing interest income by $430,000 and $728,000 for the three- and nine-month periods ended September 30, 1997, compared to 1996, respectively. The Company's average holdings of MBS were higher in both the three- and nine- month periods ended September 30, 1997, compared to the corresponding period in 1996, resulting in higher income of $1.0 million and $4.3 million, respectively.

            Interest Expense. Total interest expense increased by $2.8 million in the third quarter of 1997, compared to the third quarter of 1996. For the quarter, the average cost of interest bearing liabilities increased 11 basis points to 5.33%, compared to the corresponding quarter in 1996, resulting in a rate-related increase in interest expense of $441,000. During the third quarter of 1997, the Company's average interest bearing liabilities were approximately 8.1% greater than in the same period in 1996, resulting in increased interest expense of $2.4 million. For the nine months ended September 30, 1997, interest expense totaled $84.8 million, compared to $78.7 million for the corresponding period in 1996. During the comparative nine-month periods, the average cost of interest bearing liabilities was higher in 1997 than in 1996, resulting in a rate-related increase to interest expense of $761,000. Average interest bearing liabilities were greater in the first nine months of 1997 than in 1996, increasing interest expense by $5.7 million. In addition, 1996 was a leap year, resulting in an extra day of interest expense of approximately $289,000.

            Interest on customer deposits increased by $481,000 in the third quarter of 1997, compared to the corresponding quarter in 1996. The average rate paid on customer deposit accounts during the third quarter of 1997 was 2 basis points higher, increasing deposit interest expense by $93,000. Higher average deposit balances increased interest expense for the third quarter of 1997 by $388,000, compared to the corresponding period in 1996. For the nine months ended September 30, 1997, total

                          CENFED FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

interest expense on customer deposit accounts was $128,000 lower than in the corresponding period in 1996. The average deposit base in the nine-month period ended September 30, 1997 was lower than in the corresponding period in 1996. The volume-related decrease to interest expense was $92,000 for the nine-month period ended September 30, 1997, compared to the corresponding period in 1996.

            Interest expense recorded on borrowings in the third quarter of 1997 totaled $9.1 million, representing an increase of 34.4% from the third quarter of 1996. The average cost of borrowings in the third quarter of 1997 was 5.98%, representing a 21 basis point increase from the same period in 1996. Because of the increase in average cost of borrowings, interest expense increased by $348,000 in the first quarter of 1997, compared to the 1996 quarter. The Company's average borrowings represented 27.8% of interest bearing liabilities during the third quarter of 1997. An increase in average borrowings in the comparative periods resulted in a volume-related increase of $2.0 million in interest expense. For the first nine months of 1997, interest expense on borrowings increased by $6.3 million to $25.5 million compared to the same period in 1996. Higher rates generated a $761,000 increase, and larger average borrowings generated a $5.6 million increase.

            Provisions for Loan Losses. In the third quarter of 1997, the Company recorded $1.0 million of provisions for loan losses, compared to $1.5 million in the third quarter of 1996. The Company decreased its provisions for loan losses in response to decreases in delinquent and nonaccruing loans. For the nine months ended September 30, 1997, the Company recorded $5.0 million of provisions for loan losses, compared to $6.5 million in 1996.

            Non-Interest Income. Total non-interest income in the third quarter of 1997 increased by $423,000 from the comparative period in 1996. For the nine months ended September 30, 1997, total non-interest income decreased by $3.5 million over 1996, principally due to a $4.5 million nonrecurring gain from the sale of an office building in the first quarter of 1996. The gain is reflected in income from real estate operations.

            Commission income from the sale of uninsured investment products decreased by $13,000, or by 2.7%, in third quarter of 1997, compared to the corresponding quarter in 1996. For the first nine months of 1997, commission income decreased by 4.2% compared to the first nine months of 1996. The decrease in commission income reflects a shift in the mix of sales to lower- commission mutual funds in 1997, compounded by a decrease in sales of tax-deferred annuities.

            Income or loss from real estate operations consists of net income from operations of Company facilities, including tenant-occupied space, holding costs and loss provisions related to REO, gains from sales of real estate, and loss provisions and operating income or expense from real estate held for development and sale. For the third quarter of 1997, the $54,000 increase in the loss from real estate operations, from the corresponding period in 1996, was due to higher REO holding costs. The nine months ended September 30, 1996 included a $4.5 million gain from the sale of an office building without which real estate operations generated a loss virtually equal to that of 1997.

            For the third quarter of 1997, the Company recorded gains from sales of investment securities and MBS totaling $305,000, compared to $112,000 in losses for the corresponding period in 1996. In the first nine months of 1997, gains on sales of securities increased by $1.1 million from the first nine months of 1996. Buying and selling securities for the purposes of generating gains is not a core activity of the Company; rather, sales of such securities was largely due to portfolio restructuring with the intent of reducing interest rate risk.

            Other non-interest income increased by $102,000 and $186,000, respectively, in the three- and nine-month periods ended September 30, 1997, compared to corresponding periods in 1996. In both periods, loan assumption and cancellation fee income increase during 1997, compared to 1996.

            Operating Expenses. Operating expenses in 1996 included a $9.1 million assessment by the Federal Deposit Insurance Corporation in connection with the recapitalization of the Savings Association Insurance Fund. Both the three- and nine-month periods in 1996 reflect this assessment. Excluding this non-recurring charge, operating expenses in the third quarters of 1997 and 1996 totaled $7.5 million and $8.6 million, respectively. As a percentage of average assets, annualized operating expenses for the third quarters of 1997 and 1996 (excluding the recapitalization charge) were 1.29% and 1.60%, respectively. The 31 basis point decrease in the operating expense ratio included 12 basis points attributable to lower insurance rates, following the recapitalization and 12 basis points stemming from asset growth. For the nine months ended September 30, 1997 and 1996, operating expenses totaled $23.4 million and $25.9 million (excluding the recapitalization charge), respectively, and resulting in operating expense ratios of 1.38% and 1.62%, respectively. The 24 basis point reduction included 12 basis points associated with lower deposit insurance, and an additional 10 basis points attributable to asset growth.

                          CENFED FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.


            Compensation and employee benefits expense decreased by $87,000 for the three months ended September 30, 1997, when compared to 1996. For the nine months ended September 30, 1997, compensation expense decreased by $36,000, when compared to 1996. Included in the variances for the comparative three- and nine-month periods were $86,000 and $284,000 of decreases in compensation resulting from the discontinuation of single family, retail-based lending at the end of 1996.

            Occupancy expense decreased by $240,000 and $453,000 in the three- and nine-month periods ended September 30, 1997, compared to the same periods in 1996, respectively. Most of the decrease is attributable to cost savings resulting from discontinued lending operations, especially equipment-related expenses and depreciation.

            CenFed Bank is a "well-capitalized" financial institution, as defined by federal regulations, and accordingly is assessed the lowest deposit insurance rate available for institutions insured by the Savings Association Insurance Fund. Following the recapitalization of the SAIF, deposit insurance rates fell by over 70% for well capitalized institutions beginning in 1997. As a result, deposit insurance expense decreased by $659,000 and $1.9 million in the three- and nine-month periods in 1997, respectively, compared to the same periods in 1996.

            Other operating expenses in the three- and nine-month periods ended September 30, 1997 increased by $30,000 and $175,000, respectively, over the corresponding periods in 1996, largely due to professional fees and corporate insurance.

            Income Taxes. Income tax expense or benefit varies from period to period based on the Company's level of earnings before taxes, the relative amounts of taxable and tax exempt income, and changes to statutory tax rates. For the three months ended September 30, 1997, the Company recorded income tax expense of $2.3 million on earnings before taxes of $6.6 million, resulting in an effective tax rate of 35.2%. Income tax expense for the nine months ended September 30, 1997 was $6.2 million on earnings before taxes and extraordinary items of $17.8 million, resulting in an effective tax rate of 34.7%. For the three- and nine month periods ended September 30, 1996, the Company recorded income tax benefits of $5.8 million and $1.4 million, respectively. The following table sets forth a reconciliation of the Company's marginal tax rates to its effective tax rates for the periods presented:


                                                  THREE MONTHS ENDED SEPT. 30,     NINE MONTHS ENDED SEPT. 30,
                                                  ----------------------------     ---------------------------
                                                       1997       1996                 1997       1996
                                                       ----      ------                ----      -----
Marginal tax rate ...............................      42.1%      (42.4%)              42.1%      42.4%
   Tax benefits associated with                        (5.2%)      (6.0%)              (5.4%)    (11.1%)
      municipal bonds
   Reduction in accrued taxes                             -%      (76.3%)                 -%     (45.5%)
   Other ........................................      (1.7%)      (3.5%)              (2.0%)     (3.7%)
                                                       ----      ------                ----      -----
Effective tax rate ..............................      35.2%     (128.2%)              34.7%     (17.9%)
                                                       ====      ======                ====      =====


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

            The following table sets forth the Bank's capital position relative to the Capital Regulations at September 30, 1997:


                            TANGIBLE CAPITAL          CORE CAPITAL       RISK-BASED CAPITAL
                          ---------------------  --------------------   ---------------------
(Dollars in Thousands)     AMOUNT       PERCENT   AMOUNT      PERCENT    AMOUNT       PERCENT
                          --------      -------  --------     -------   --------      -------
Actual ................   $129,245        5.63%  $130,687        5.69%  $145,311        11.43%
Required ..............     34,447        1.50%    68,937        3.00%   101,749         8.00%
                          --------        ----   --------        ----   --------         ----
   Excess .............   $ 94,798        4.13%  $ 61,750        2.69%  $ 43,562         3.43%
                          ========        ====   ========        ====   ========         ====


            The federal banking statutes also contain prompt corrective action ("PCA") provisions pursuant to which banks and

                          CENFED FINANCIAL CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONT.

savings institutions are to be classified into one of five categories, based primarily upon capital adequacy, and which require specific supervisory actions as capital levels decrease. The OTS regulations implementing the PCA provisions define the five capital categories. The following table sets forth the definitions of the categories and the Bank's ratios as of September 30, 1997:


                                                Tangible                       TOTAL RISK-
CAPITAL CATEGORY:                            Capital Ratio                     BASED RATIO
                                             -------------                     -----------
Well-capitalized                                       N/A     greater than or equal to 10%
Adequately capitalized                                 N/A     greater than or equal to  8%
Undercapitalized                                       N/A                     less than 8%
Significantly undercapitalized                         N/A                     less than 6%
Critically undercapitalized        less than or equal to 2 %                            N/A
CENFED BANK, AT SEPT. 30,  1997                       5.63%                          11.43%



                                                   TIER 1 RISK-                        TIER 1
CAPITAL CATEGORY:                                   BASED RATIO                   LEVERAGE RATIO
                                                    -----------                   --------------
Well-capitalized                     greater than or equal to 6%     greater than or equal to 5%
Adequately capitalized               greater than or equal to 4%     greater than or equal to 4%
Undercapitalized                                    less than 4%                    less than 4%
Significantly undercapitalized                      less than 3%                    less than 3%
Critically undercapitalized                                  N/A                             N/A
CENFED BANK, AT SEPT. 30,  1997                           10.27%                           5.69%

At September 30, 1997, the Bank was a well-capitalized institution.

                           PART II. OTHER INFORMATION


Item 6.         Exhibits and Reports on Form 8-K

          (a)   Exhibits -

                11.1  Computation of Per Share Earnings

                27.1 Financial Data Schedule

          (b) No reports were filed on Form 8-K during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENFED FINANCIAL CORPORATION

Date: November 14, 1997               By: /s/ Steven P. Neiffer
     ------------------                 -----------------------
                                           Steven P. Neiffer
                                      Vice President & Controller
                                      (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit                             Description

11.1                    Computation of Earnings Per Share

27.1                    Financial Data Schdule