Form 10-K405
period 1997-12-31
CENFED FINANCIAL CORP
filed 1998-03-31
CIK 873459

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---                             OF 1934

                   For the fiscal year ended December 31, 1997
                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT
                                    OF 1934

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

Registrant's telephone number, including area code: (626) 585-2400

Securities registered pursuant to Section 12(b) of the Act:
                                                                 None

Securities registered pursuant to Section 12(g) of the Act:

     Common Stock, $.01 par value (including attached Stock Purchase Rights)
                                (Title of class)

            Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. YES X No

            Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

            The aggregate market value of the voting stock held by nonaffiliates of the registrant, computed by reference to the closing price of such stock as of the close of trading on March 26, 1998 was $272,168,000.

            As of March 26, 1998, 6,135,966 shares of the Registrant's Common Stock, $.01 par value per share, were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

            Portions of the definitive Proxy Statement filed with the Securities and Exchange Commission in connection with Registrant's agreement and plan of merger with Golden State Bancorp Inc., are incorporated by reference into Part III of this Form 10-K.

                          CENFED FINANCIAL CORPORATION

                           ANNUAL REPORT ON FORM 10-K

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


                                TABLE OF CONTENTS

                                     PART I

                                                                              Page
                                                                              ----

ITEM 1.     BUSINESS    ..................................................      1
ITEM 2.     PROPERTIES  ..................................................     35
ITEM 3.     LEGAL PROCEEDINGS.............................................     36
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........     37


                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY
                        AND RELATED STOCKHOLDER MATTERS...................     37
ITEM 6.     SELECTED FINANCIAL DATA.......................................     39
ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....     41
ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...................     67
ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                        ACCOUNTING AND FINANCIAL DISCLOSURE...............     67

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT............     67
ITEM 11.    EXECUTIVE COMPENSATION........................................     68
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                        AND MANAGEMENT....................................     68
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................     69

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                        REPORTS ON FORM 8-K ..............................     71

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

            The Bank was organized as a California licensed state savings and loan association in 1927, converted to a federally chartered mutual savings and loan association in 1936 and merged with Pasadena Federal Savings and Loan Association, which was also a mutual institution, in 1983. On July 15, 1994, the Company purchased United California Savings Bank ("UCSB"), an Orange County-based savings institution dating back to 1921. The Company conducts business through 18 branch offices located in Los Angeles, Orange, Riverside and San Bernardino Counties in Southern California. At December 31, 1997, the Company had total assets of $2.2 billion, deposits of $1.6 billion and stockholders' equity of $135.6 million.

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

            On August 18, 1997, the Company announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement") with Golden State Bancorp, Inc., a Delaware corporation ("GSB"). GSB is the parent company of Glendale Federal Bank. Pursuant to the terms of the Merger Agreement, GSB will acquire the Company through merger into a wholly-owned GSB subsidiary. Each outstanding share of the Company's common stock will be converted to the right to receive 1.2 shares of GSB's common stock. Consummation of the merger is conditional upon the receipt of regulatory approvals and the adoption and approval of the Merger Agreement by CENFED Financial Corporation's stockholders. All necessary documents and applications have been filed with the regulatory bodies and the solicitation of CENFED Financial Corporation's shareholders began on March 10, 1998.

            The Company is primarily engaged in the business of attracting deposits from the general public and using such deposits, together with borrowings and equity capital, to originate and purchase real estate loans, small business loans and mortgage-backed securities ("MBSs"), such as those issued or guaranteed by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA") and other financial institutions and intermediaries. The Company's asset generation emphasis is placed on lines of business which provide net returns that satisfy rate of return requirements. In recent years, the Company's loan originations personnel have pursued two business lines: (i) small business loans, and (ii) and multifamily residential and non-residential commercial real estate (collectively referred to as "commercial real estate"). The Company no longer originates single family loans, although it purchases single family loans when such loans can generate required levels of return.

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

            The Company's operations are significantly influenced by general economic conditions, the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities. Deposit flows and the cost of interest-bearing liabilities are influenced by the interest rates and rates of return available on competing investments and general market interest rates. Similarly, loan volume and yields, and the level of prepayments on loans, are affected by market interest rates on loans and the availability of funds.

LENDING ACTIVITIES

            General. The Company's principal source of revenue is interest income from its real estate and small business lending activities. The Company's lending activities historically consisted primarily of making single family loans. Although the Company no longer emphasizes originating such loans, single family real estate loans remain the largest component of the loan portfolio. Of growing importance in recent years has been increasing the small business and commercial real estate components of the loan portfolio.

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

            Loans Held for Investment. The net loan portfolio held for investment totaled approximately $1.4 billion, representing 64% of total assets, at December 31, 1997. The following table sets forth the composition of loans held for investment by type of loan at the dates indicated.

                                                                            AT DECEMBER 31,
                                        ---------------------------------------------------------------------------------------
                                                    1997                       1996                        1995
                                                 ---------                   ---------                   ---------
                                                          PERCENT                     Percent                     Percent
                                                            OF                          of                          of
                                           AMOUNT         TOTAL         Amount         total        Amount         total
                                        -----------    -----------   -----------    -----------   -----------    -----------
                                                                        (Dollars in thousands)

Single family real estate ............  $   792,717          56.27%  $   903,811          64.96%  $ 1,043,687          69.95%
Commercial real estate ...............      446,965          31.73%      389,576          28.00%      366,018          24.53%
Small business loans:
  Loans under SBA lending programs ...       71,149           5.05%       71,700           5.15%       65,188           4.37%
  Other small business loans .........       33,968           2.41%       21,079           1.52%        6,235           0.42%
Construction .........................          463           0.03%        2,375           0.17%        6,321           0.42%
Home equity and property improvement .       61,580           4.37%        1,929           0.14%        2,235           0.15%
Consumer loans .......................        3,128           0.22%        2,483           0.17%        2,887           0.19%
                                        -----------    -----------   -----------    -----------   -----------    -----------
  Total gross loans ..................    1,409,970         100.08%    1,392,953         100.11%    1,492,571         100.03%
                                        -----------    -----------   -----------    -----------   -----------    -----------

Unearned fees, discounts and premiums        16,521          1.17%        12,813          0.92%        14,861          1.00%
Undisbursed loan funds ...............         (405)        -0.02%          (971)        -0.07%        (2,549)        -0.17%
Allowance for loan losses ............      (17,298)        -1.23%       (13,488)        -0.96%       (12,789)        -0.86%
                                        -----------    -----------   -----------    -----------   -----------    -----------
                                        $ 1,408,788         100.00%  $ 1,391,307         100.00%  $ 1,492,094         100.00%
                                        ===========    ===========   ===========    ===========   ===========    ===========



                                                            AT DECEMBER 31,
                                        --------------------------------------------------------
                                                   1994                         1993
                                                 ---------                   ---------
                                                         Percent                       Percent
                                                            of                           of
                                            Amount         total         Amount         total
                                         -----------    -----------   -----------    -----------
                                                            (Dollars in thousands)

Single family real estate ............  $   901,613          73.18%  $   579,907          68.16%
Commercial real estate ...............      329,636          26.75%      269,470          31.67%
Small business loans:
  Loans under SBA lending programs ...          910             --            --             --
  Other small business loans .........           --             --            --             --
Construction .........................        6,086           0.49%        1,557           0.18%
Home equity and property improvement .        2,763           0.22%        3,982           0.47%
Consumer loans .......................        3,018           0.33%        2,580           0.30%
                                        -----------    -----------   -----------    -----------
  Total gross loans ..................    1,244,026         100.97%      857,496         100.78%
                                        -----------    -----------   -----------    -----------

Unearned fees, discounts and premiums         5,416          0.44%         2,360          0.28%
Undisbursed loan funds ...............       (4,858)        -0.39%          (200)        -0.02%
Allowance for loan losses ............      (12,529)        -1.02%        (8,832)        -1.04%
                                        -----------    -----------   -----------    -----------
                                        $ 1,232,055         100.00%  $   850,824         100.00%
                                        ===========    ===========   ===========    ===========

            The following table sets forth the final contractual maturities of the loan portfolio at December 31, 1997. The table does not include scheduled principal payments or unscheduled prepayments. Scheduled principal payments and unscheduled prepayments on the loan portfolio for the years ended December 31, 1997, 1996 and 1995 were $253.0 million, $208.8 million, and $143.5 million, respectively.

                                                                               At December 31, 1997
                                                          ---------------------------------------------------------
                                                             Up to        After 1 Year      Over
(In thousands)                                               1 Year        to 5 Years      5 Years         Total
                                                          -----------     -----------    -----------    -----------
Real estate loans ....................................    $    11,516     $    76,179    $ 1,214,030    $ 1,301,725
Small business loans .................................          2,563           2,226        100,328        105,117
Other loans ..........................................          2,974              88             66          3,128
                                                          -----------     -----------    -----------    -----------
     Total ...........................................    $    17,053     $    78,493    $ 1,314,424    $ 1,409,970
                                                          ===========     ===========    ===========
Unearned discounts and premiums and deferred loan fees                                                       16,521
Undisbursed portion of construction loans ............                                                         (405)
Allowance for loan losses ............................                                                      (17,298)
                                                                                                        -----------
     Loans held for investment, net ..................                                                  $ 1,408,788
                                                                                                        ===========

            The following table sets forth the dollar amount of all loans with maturities in excess of one year with adjustable and fixed interest rates at December 31, 1997.

                                                       Fixed           Adjustable
(In thousands)                                         Rates             Rates
                                                    ----------        ----------
Single family real estate ..................        $   19,828        $  772,728
Commercial real estate .....................            61,157           375,178
Small business loans .......................            14,299            88,255
Home equity and property improvement .......            60,399               919
Construction ...............................                --                --
Other loans ................................               154                --
                                                    ----------        ----------
     Total .................................        $  155,837        $1,237,080
                                                    ==========        ==========

            The following table sets forth the Bank's total loan origination, purchase and sale activity, and loan portfolio repayment and amortization experience during the periods indicated. The table does not include loans originated or purchased by the Bank that are held for sale, which are reflected in the table on the following page.

                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                         -----------------------------------------------------------------------
                                                            1997           1996           1995           1994            1993
                                                         -----------    -----------    -----------    -----------    -----------
                                                                                 (DOLLARS IN THOUSANDS)

Loans held for investment, beginning of year .........   $ 1,391,307    $ 1,492,094    $ 1,232,055    $   850,824    $   718,265
Loan originations:
     Single family real estate .......................           277         17,883        133,619        483,738        250,857
     Commercial real estate ..........................        92,399         63,498         52,133         35,950         17,616
     Small business loans ............................        29,252         22,526         13,941            910             --
     Construction ....................................            --             --          3,727          7,201          1,060
     Home equity and property improvement ............            --             --             56             35             72
                                                         -----------    -----------    -----------    -----------    -----------
          Total loan originations ....................       121,928        103,907        203,476        527,834        269,605
                                                         -----------    -----------    -----------    -----------    -----------

Loan purchases:
       Single family real estate .....................       158,686         19,576        110,916         21,236         16,344
       Commercial real estate ........................           640            180            135         70,411            827
       Small business loans ..........................           933             --         70,028             --             --
       Other real estate .............................            --             --             15             --          1,144
                                                         -----------    -----------    -----------    -----------    -----------
       Total loan purchases ..........................       160,259         19,756        181,094         91,647         18,315
                                                         -----------    -----------    -----------    -----------    -----------

      Reclassified as held for sale ..................           277            296           (279)       (46,154)           279
      Loan sales .....................................            --         (3,947)        (1,383)        (1,000)       (17,243)
      Foreclosures ...................................       (23,981)       (27,251)       (12,163)       (14,550)       (12,836)
      Loan exchanges (1) .............................            --             --             --        (39,898)            --
      Principal repayments (2) .......................      (241,425)      (192,379)      (122,200)      (131,349)      (128,933)
      Increase in allowance for loan losses ..........        (3,850)          (699)          (260)        (3,697)        (1,130)
      Increase (decrease) in unearned fees,
        discounts and premiums .......................         3,708         (2,048)         9,445          3,056          3,536
      Other changes ..................................           565          1,578          2,309         (4,658)           966
                                                         -----------    -----------    -----------    -----------    -----------
      Increase (decrease) in loans held for investment        17,481       (100,787)       260,039        381,231        132,559
                                                         -----------    -----------    -----------    -----------    -----------

Loans held for investment, end of year ...............   $ 1,408,788    $ 1,391,307    $ 1,492,094    $ 1,232,055    $   850,824
                                                         ===========    ===========    ===========    ===========    ===========

(1) Represents the exchange of single family real estate loans for mortgage-backed securities with servicing retained.

(2) Principal repayments include the net change in deposit account loans between periods.

The percentage of the dollar volume of the Company's loans originated by type is summarized below at December 31:

                                                                        1997         1996         1995         1994         1993
                                                                       -------      -------      -------      -------      -------
     Single family real estate ...................................        0.23%       17.21%       65.67%       91.65%       93.05%
     Commercial real estate ......................................       75.78%       61.11%       25.62%        6.81%        6.53%
     Small business loans ........................................       23.99%       21.68%        6.86%        0.17%          --
     Other .......................................................          --           --         1.85%        1.37%        0.42%
                                                                       -------      -------      -------      -------      -------
                                                                        100.00%      100.00%      100.00%      100.00%      100.00%
                                                                       =======      =======      =======      =======      =======

            The Company's loans held for sale consists of adjustable-rate single family loans and the SBA-guaranteed portions of small business loans. With respect to the small business loans, management intends to retain these loans in the loan portfolio, due to their attractive yield and minimal credit risk characteristics, but has classified them as held for sale to retain maximum flexibility and liquidity. The following table sets forth loans originated or purchased for sale.

                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                          ---------------------------------------
(In thousands)                                               1997           1996           1995
                                                          ---------      ---------      ---------
Loans held for sale, beginning of period ............     $ 109,651      $ 100,183      $  95,214
Loan originations:
  Single family .....................................            --          9,922         31,668
  Small business loans, SBA-guaranteed balances .....        20,999         26,571         17,272
Loan purchases ......................................            --          1,520          3,643
Loans acquired from UCSB subject to sales commitments            --             --             --
Reclassified from (to) held for investment ..........          (277)          (296)           279
Loan sales ..........................................        (1,505)       (13,061)       (27,756)
Loan principal repayments ...........................       (11,555)       (16,461)       (19,985)
Increase (decrease) in deferred loan fees, net ......          (543)         1,273           (152)
                                                          ---------      ---------      ---------
Increase in loans held for sale .....................         7,119          9,468          4,969
                                                          ---------      ---------      ---------
     Loans held for sale, end of period .............     $ 116,770      $ 109,651      $ 100,183
                                                          =========      =========      =========

            SINGLE FAMILY REAL ESTATE LENDING. The Company's primary lending activity has historically been the origination and purchase of first mortgage loans secured by single family residential real property. At December 31, 1997, single family first and second mortgages represented 59% of gross loans held for investment. Single family loans have been originated through retail, wholesale and correspondent sources, with the largest volume generated from wholesale sources. Single family loan originations reached their peak in 1994, when $523.8 million of such loans were originated, primarily through wholesale and correspondent sources. At the end of 1995, the Company discontinued its wholesale-based single family lending operations. Retail single family lending operations were discontinued one year later. Several factors led to the Company's decision to discontinue single family lending, including:

o interest rates changed such that fixed-rate loans have become more attractive to borrowers in recent years;

o competitive pressures reduced yields on single family loans below a level that was acceptable to meet the Company's return objectives; and

o the volumes of single family loans that the Company could reasonably expect to originate, using pricing that meets its return objectives, were too low to justify the cost of maintaining an originations capability.

            To meet the Company's need for new loans, the Company purchases single family adjustable-rate mortgage loans ("ARMs") from time to time that have been originated by other institutions in its marketplace and that meet the Company's underwriting standards. From time to time, the Company also purchases fixed-rate loans with the intention of selling such loans and retaining the related loan servicing rights. The Company typically purchases loans on a "servicing released basis," meaning that the Company collects the subsequent loan payments and any fee income associated with "servicing" the loans it has purchased.

            Interest Rates. The ARMs in the Company's loan portfolio have interest rates that adjust on a monthly, quarterly, semi-annual or annual basis and loan payments that adjust on a quarterly, semi-annual or annual basis. The Company has primarily originated ARMs with interest rates tied to the FHLB Eleventh District Cost of Funds Index ("COFI"), the one-year Treasury Constant Maturities Rate ("Treasury CMT") and the London Interbank Offered Rate ("LIBOR"), and others.

The following chart sets forth information about the interest rates on the Company's single family loans held for investment at December 31, 1997 (dollars in thousands):

                                   PIE CHART

COFI..........................   $  498,417
LIBOR.........................   $  153,325
CMT...........................   $  120,035
ARM-OTHER.....................   $      951
FIXED.........................   $   19,989

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

        The Company's portfolio includes both amortizing loans and negatively amortizing ARM loans. Amortizing ARM loans are designed so that the timing and limitations on payment and interest rate changes result in the loan payment covering all interest accrued during the period plus some amount of loan principal. Negatively amortizing loans are ARM loans with a monthly payment that may be insufficient to cover the interest accrued on the loan after loan rate changes during periods of increasing interest rates. Any resultant interest shortage is added to the loan's principal balance and is to be repaid through future payments as interest rates subside or required monthly payments are periodically recast. At December 31, 1997, $493 million, or 47%, of the Company's single family loan portfolio permitted negative amortization.

        COMMERCIAL REAL ESTATE LENDING. The Company provides financing for multifamily residential and commercial real estate properties (collectively referred to as "commercial real estate lending"). At December 31, 1997, the Company had $158.10 million of multifamily residential and $288.9 million of commercial nonresidential loans, for a combined commercial real estate portfolio totaling $447.0 million, representing 21% of interest-bearing assets at that date. Commercial real estate lending has historically been and remains a line of business which the Company believes supports its return on capital objectives. The following chart sets forth the Company's originations of multifamily residential and commercial nonresidential real estate loans in the past five years (dollars in thousands):


                                   BAR GRAPH

                                1993         1994         1995         1996        1997
                              -------      -------      -------      -------      -----
Multifamily .............     $ 5,921      $18,874      $22,415      $20,305      $22,511
Commercial nonresidential     $11,695      $17,076      $37,621      $43,193      $69,888

        When underwriting commercial real estate loans, the Company considers a number of factors, including: the net operating income of the property (before debt service and depreciation), the debt service ratio (the ratio of net operating income to debt service), the ratio of the loan amount to the collateral's appraised value and concentrations of property types within the Company's portfolio. The Company underwrites commercial real estate loans using the fully indexed interest rate plus 1% or the floor rate, whichever is greater for ARM loans. The Company underwrites loans with initial periods at fixed interest rates that become adjustable at the end of such periods based upon the initial fixed-rate of interest.

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

        The following chart sets forth information about the interest rates on the Company's multifamily residential real estate portfolio at December 31, 1997 (dollars in thousands):


                                   PIE CHART

ARM-COFI........................  $ 107,468
FIXED...........................  $   2,438
ARM-OTHER.......................  $     206
ARM-LIBOR.......................  $  47,991


The geographic concentration of the Company's multifamily real estate loans at December 31, 1997 was as follows:

                                                      Balances       Percentage of
          (Dollars in Thousands)                    Outstanding       Outstanding
                                                      --------         --------
          California Counties:
     Los Angeles ............................         $108,331               68%
     San Luis Obispo ........................           11,418                7%
     Santa Barbara ..........................           10,833                7%
     Orange .................................            9,428                6%
     Other California .......................           16,793               11%
     Out of State ...........................            1,300                1%
                                                      --------         --------
        Total ...............................         $158,103              100%
                                                      ========         ========

        The average outstanding loan balance of the multifamily residential loan portfolio at December 31, 1997 was $438,000, with the single largest loan having a balance of $3.7 million. At that date, 5 other loans had balances greater than $2.0 million and 32 loans had balances between $1.0 million and $2.0 million.

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

        The following chart sets forth information about the interest rates on the Company's commercial nonresidential loan portfolio at December 31, 1997 (dollars in thousands):


                                   PIE CHART

ARM-COFI........................  $ 132,689
ARM-LIBOR.......................  $  81,992
ARM-OTHER.......................  $   4,222
FIXED...........................  $  62,403
TREASURY........................  $   7,556



        The following table sets forth the industry distributions and geographic concentrations of the Company's commercial nonresidential loan portfolio at December 31, 1997.

                                                                         BALANCES
(Dollars in Thousands)                                                 OUTSTANDING
                                                                       -----------
Manufacturing/warehouse .................................               $ 64,780
Stores and shopping centers .............................                 80,460
Office buildings ........................................                 99,950
Other ...................................................                 43,672
                                                                        --------
  Total .................................................               $288,862
                                                                        ========



                                                                          PERCENTAGE OF
                                                                           OUTSTANDING
                                                                          -------------
California counties:

   Los Angeles .......................................................            62%
   Orange ............................................................            10%
   San Luis Obispo ...................................................             8%
   Ventura ...........................................................             4%
   Other California ..................................................            16%
                                                                            --------
Total ................................................................           100%
                                                                            ========

        The average outstanding loan balance of this portfolio was $615,000 at December 31, 1997 and the largest loan at that date had a balance of $7.0 million. Of the remaining commercial real estate loans, 25 loans had balances over $2.0 million and 88 loans had balances between $1.0 million and $2.0 million.

        SMALL BUSINESS LENDING. The Company started offering loans for equipment, working capital, debt repayment, and construction and acquisition of commercial real estate through its small business lending division in 1994. The majority of loans originated in this division have been made under business programs sponsored by the United States Small Business Administration (the "SBA"). The Small Business Act of 1953 was passed by the United States Congress to make credit available to small businesses that were unable to obtain such credit through other financial institutions. The SBA was established to assist small businesses in obtaining long term credit at similar terms, conditions and rates as were made available to larger borrowers through traditional financial sources. The SBA has established borrower eligibility requirements which include size standards based upon the average number of employees, sales volume and other factors.

        In 1994, the Company identified small business lending as a line of business which would generate the types of returns the Company requires without causing undue credit risk. Among the appealing aspects of small business lending are:

o       adjustable-rate loans indexed to the prime rate;

o relatively low credit risk if the Company holds the SBA-guaranteed portions of loans made under the SBA's 7(a) loan program; and

o a hands-on, retail approach to the lending process that other financial institutions might find unappealing.

        The Company started an SBA lending division in 1994. The Company significantly increased its small business lending capacity with its June 1995 purchase of loans, certain other assets and the operations of Government Funding California Business and Industrial Development Corporation ("GFC"), a Los Angeles-based originator of SBA loans with significant market share. The Company purchased $73 million of non-guaranteed balances of small business loans, the rights to service $286 million of SBA-guaranteed loan balances that had previously been sold by GFC and $50 million of loan applications in process. In addition, the Company hired GFC's loan origination, processing and servicing personnel. The Company paid a $16 million premium in the transaction that was allocated among the retained loan balances and the servicing portfolio. In the years ended December 31, 1997 and 1996, the Company originated $50.3 million and $49.1 million, respectively, of new small business loans.

        Small Business Loan Programs. The Company originates small business loans under its own loan programs and under business loan programs sponsored by the SBA. The following chart sets forth the composition of the Company's small business loan portfolio at December 31, 1997 (dollars in thousands):

                                   PIE CHART

7(a)-UNGUARANTEED PORTIONS.........................  $  19,655
7(a)-SUBJECT TO THIRD PARTY CREDIT ENHANCEMENT.....  $  51,494
FIRST TRUST DEEDS..................................  $  33,968
7(a)-SBA-GUARANTEED................................  $  59,442

        The Company's portfolio includes $51.5 million of unguaranteed loan balances for which it has a credit-enhancement agreement with the seller of such loans. Under the credit enhancement provisions, the Company is fully reimbursed for credit losses incurred.

        The majority of the small business loans that the Company originates are made under the SBA's 7(a) General Loan Program ("7(a) Program"). Under the 7(a) Program, a portion of the principal amount of the loan is guaranteed by the SBA. Historically, the guaranteed amount has ranged from 70% to 90% of the loan amount, depending upon loan size and other factors. The Company retains the SBA-guaranteed portion of these small business loans but classifies them as loans held for sale so that the Company has maximum flexibility with respect to holding or selling them.

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

        During 1997, the Company's small business lending division originated $50.3 million of loans, consisting of $10.2 million of unguaranteed balances and $21.0 million of SBA-guaranteed balances under the 7(a) Program and $19.0 million of first trust deeds, including loans made under the 504 loan program.

        Interest Rates, Fees and Terms. Interest rates charged borrowers under the 7(a) and 504 Programs are negotiated between the Company and the borrower and are subject to SBA maximums. In general, the SBA establishes limitations on interest rates charged to borrowers under the loan programs it sponsors as follows:

o fixed rates - a negotiated, reasonable interest rate is permitted with maximums published periodically in the Federal Register;

o adjustable rates - for loans with terms less than 7 years, the maximum interest rate cannot exceed 225 basis points (2.25%) over the prime rate and for loans with terms greater than 7 years, the maximum interest rate cannot exceed 275 basis points (2.75%) over the prime rate. Adjustments to the interest rate may be made no more often than monthly.

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

        Underwriting Authority. The SBA designates lenders as General Program ("GP"), Certified Lender Program ("CLP") and Preferred Lender Program ("PLP"). The designation determines the amount of analysis performed by the SBA on loans submitted by lenders and, therefore, affects the time required to obtain loan approval. A lender with a GP designation must submit loan applications for complete analysis by the SBA prior to a guaranty being granted, a process which can take up to six weeks. A lender with a CLP designation submits all loan applications to the SBA for a cursory review, a process generally requiring five business days, prior to the granting of a guaranty by the SBA. A lender with a PLP designation is authorized to approve the guaranty request on behalf of the SBA and is only required to send the SBA limited loan documentation. Lenders with the PLP designation have a distinct marketing advantage to the extent that a shortened underwriting and approval process improves the lender's credibility and customer service reputation. Designation as a CLP or PLP lender is awarded after several years of proven performance in lending, servicing and liquidating loans. The Company was designated a GP lender until it was designated as a CLP lender in the fourth quarter of 1996.

        Credit Risk and Concentration. The Company's small business portfolio is diversified among a variety of industries. At December 31, 1997, the composition of the small business portfolio, based upon the standard industrial classification codes assigned to each loan, was as follows (dollars in thousands):

                                   PIE CHART

AUTOMOTIVE..............................  $  21,055
WHOLESALE TRADE.........................  $  22,675
PROFESSIONAL SERVICES...................  $  26,745
RESTAURANTS.............................  $  14,296
RETAIL..................................  $  12,536
MANUFACTURING...........................  $  15,931
OTHER...................................  $   6,745
MOTELS..................................  $  44,576

        Secondary Marketing Considerations. At December 31, 1997, the Company had $59.4 million of SBA-guaranteed loan balances in its loans held for sale. Due to the desirable interest rate and credit risk characteristics of these loans, the Company may choose to retain these loans in its portfolio. However, there is an active market for the sale of the guaranteed portions of SBA loans originated under the 7(a) Program. Historically, the premium paid in the secondary market for SBA-guaranteed loans has been approximately 10 points.

        At December 31, 1997, the Company serviced SBA-guaranteed loan balances totaling $230.8 million. At that date, the average contractual servicing fee that the Company received was 112 basis points. In connection with its servicing obligation, the Company collects and remits the investors' portion of loan payments on a monthly basis to Colson Services Corporation, the exclusive Fiscal and Transfer Agent for guaranteed portions of SBA loans sold in the secondary market. In the future, the Company may purchase the servicing rights to SBA loan portfolios.

        SALES OF LOANS. With the exception of fixed-rate mortgage loans and the guaranteed portion of SBA loans, the Company generally originates and purchases loans to be held for long term investment. For the years ended December 31, 1997, 1996 and 1995, the Company originated zero, $9.9 million and $31.7 million, respectively, of fixed-rate loans secured by single family residences which are held for sale. The Company's interest rate risk policy requires that hedging action, such as the purchase of a put option, be taken whenever the sum of fixed-rate loans held for sale (but not yet subject to a commitment) and loans in process that are committed with fixed rates exceeds $10 million.

        In addition, for the years ended December 31, 1997, 1996 and 1995, the Company originated small business loans with $21.0 million, $26.6 million and $17.3 million, respectively, of balances guaranteed by the SBA which are classified as held for sale. At the present time, the Company intends to retain these loans due to their superior rate and credit risk characteristics.

        Sales of loans generate gains or losses and a future stream of loan servicing revenue when the Company retains the servicing rights, as well as providing cash for lending or liquidity. Principal balances of loans sold totaled $1.5 million, $15.5 million and $29.1 million in the years ended December 31, 1997, 1996 and 1995, respectively.

        MORTGAGE-BACKED SECURITIES. The Company invests in mortgage-backed securities, including securities guaranteed by GNMA, FNMA and FHLMC. The Company also invests in privately issued mortgage-backed securities which have been credit-enhanced and typically have received a "AA" or "AAA" credit rating from at least one nationally recognized credit rating service. Mortgage-backed securities are more liquid than individual mortgage loans and may be used to collateralize borrowings, including reverse repurchase agreements. The Company invests in both adjustable-rate and fixed-rate mortgage-backed securities. Fixed-rate mortgage-backed securities acquired by the Company typically have short expected average lives (approximately five years or less) in order to limit interest rate risk exposure. The interest rate risk of the fixed-rate mortgage-backed securities portfolio is monitored and managed on a quarterly basis, at a minimum, in conjunction with the total asset and liability portfolio. The Company has purchased fixed-rate mortgage-backed securities that have prepayment limitations on the underlying mortgages.

        At December 31, 1997 and 1996, the mortgage-backed securities portfolio consisted of $417.4 million and $442.0 million, respectively, of securities, all of which were classified as available for sale and were reported at fair value. The Company has classified all mortgage-backed securities as available for sale so that it has the flexibility to retain or sell such securities as it deems necessary to manage interest rate risk, liquidity and yield.

        The Company has the following investments in mortgage-backed securities of certain issuers that exceeded 10% of stockholders' equity at December 31, 1997 as follows:

                                                         AGGREGATE             AGGREGATE
                      ISSUER                           AMORTIZED COST          FAIR VALUE
                      ------                           --------------          ----------
                 (In Thousands)
     Resolution Trust Corporation                         $142,177             $142,466

     Ryland Mortgage Securities Corporation                 20,543               20,508


        The privately issued mortgage-backed securities owned by the Company are credit-enhanced in a variety of ways. Many of the securities represent senior interests in real estate mortgage investment conduits ("REMICs") in which other subordinated classes of the same security absorb all of the losses in the underlying mortgage pools up to a specified amount. Other securities owned by the Company are credit-enhanced through the purchase and placement in trust of mortgage insurance pool policies from highly-rated institutions (not the issuer) which provide protection against losses sustained in the underlying mortgage pools up to a specified amount. A third form of credit enhancement is provided on many of the Company's privately issued mortgage-backed securities through establishment of a "cash reserve fund" whereby the issuer places a certain amount of cash or government securities in trust, which may be applied against losses sustained on the underlying mortgage pool.

        The relative amount of credit enhancement available to absorb losses for each security in the Company's portfolio varies depending upon the initial level of credit enhancement provided by the security issuer and the ensuing amortization, prepayment and loss experience in the mortgage loans that comprise the security. At December 31, 1997 the Company's mortgage-backed securities portfolio included $23.2 million of securities with credit ratings below "AA," consisting of $12.2 million of "A" - rated securities, $6.6 million of "B" -rated securities and the remainder that were rated "BBB" or below. A $6.6 million security with a "B" rating was on the Company's watch list because the security's level of credit enhancement had declined from 39% at the date of issue to 30% at the end of 1997. Management believes that the current level of credit enhancement should be adequate to cover all future collateral losses.

        The following table sets forth the carrying values of the Company's mortgage-backed securities at the dates indicated.

                                                                 AT DECEMBER 31,
                                 --------------------------------------------------------------------------------
                                          1997                         1996                         1995
                                 ----------------------       ----------------------       ----------------------
                                  AMOUNT       PERCENT         AMOUNT       PERCENT         AMOUNT        PERCENT
                                 --------      --------       --------      --------       --------      --------
AVAILABLE FOR SALE, AT FAIR VALUE:                            (Dollars in thousands)
  Pass-through and REMIC:
     Guaranteed by GNMA ...      $ 32,680          7.83%      $ 29,324          6.63%      $ 30,544          8.95%
     Guaranteed by FNMA ...        81,115         19.43%       111,502         25.23%        60,923         17.85%
     Guaranteed by FHLMC ..        32,832          7.87%        31,809          7.20%        49,899         14.62%
     "AAA"- and "AA"- rated       247,605         59.32%       244,827         55.39%       188,188         55.14%
     Other ................        23,161          5.55%        24,553          5.55%        11,734          3.44%
                                 --------      --------       --------      --------       --------      --------
          Total ...........      $417,393        100.00%      $442,015        100.00%      $341,288        100.00%
                                 ========      ========       ========      ========       ========      ========

        The following table sets forth, as of December 31, 1997, the amortized cost basis, fair value basis, weighted average final maturities and the weighted average yields (based on amortized cost) of mortgage-backed securities available for sale or held to maturity. Due to amortization and prepayments of the underlying loans, the actual maturities are expected to be substantially less than the final maturities shown in the table.

                                    Up to                 Five to                  Over
                                 Five Years              Ten Years               Ten Years              Total
                                 ----------              ---------               ---------              -----
                           Amount         Yield     Amount        Yield     Amount       Yield    Amount      Yield
                          --------      --------   --------      --------  --------     --------  -------    --------
Amortized Cost:                           (Dollars in Thousands)
  FNMA-guaranteed ....    $  2,377        6.00%          --          --    $ 78,478       6.37%  $ 80,855      6.36%
  GNMA-guaranteed ....          --          --           --          --      32,165       6.75%    32,165      6.75%
  FHLMC-guaranteed ...          --          --           --          --      32,462       6.48%    32,462      6.48%
  Privately-issued ...       6,024        7.51%          --          --     263,914       7.10%   269,938      7.11%
                          --------                 --------                --------              -------
     Total ...........    $  8,401        7.08%          --          --    $407,019       6.88%  $415,420      6.89%
                          ========                 ========                ========              ========
Fair Value:
  FNMA-guaranteed ....    $  2,371                       --                $ 78,744            $  81,115
  GNMA-guaranteed ....          --                       --                  32,680               32,680
  FHLMC-guaranteed ...          --                       --                  32,832               32,832
  Privately-issued ...       6,117                       --                 264,649              270,766
                          --------                 --------                --------            ---------
     Total ...........    $  8,488                       --                $408,905             $ 417,393
                          ========                 ========                ========            ==========

        LOAN DELINQUENCIES. When a borrower fails to make a required payment on a loan and does not cure the delinquency promptly, the loan is considered delinquent. In this event, the Company normally contacts the borrower at prescribed intervals in an effort to bring the loan to current status. If the delinquency is not cured promptly, the Company normally records a notice of default, subject to any required prior notice to the borrower, and commences foreclosure proceedings. If the loan is not reinstated within the time permitted by law for reinstatement, which is normally five business days prior to the date set for the non-judicial trustee's sale, and the property is not redeemed prior to such sale, the property may be sold at the non-judicial trustee's sale. In most cases, the Company is not permitted under applicable law to obtain a deficiency judgment against the borrower if the security property is insufficient to cover the balance owed. Under certain circumstances, the Company can obtain a deficiency judgment against the borrower through a judicial foreclosure, but the cost of a judicial foreclosure often exceeds the benefit of the judgment. In trustee's sales, the Company may acquire title to the property, in which case the property so acquired is thereafter sold and may be financed by a loan involving terms more favorable to the borrower than normally offered.

        The following table sets forth the principal amount and percentage of the Company's loan delinquencies, by property type, at the dates indicated (dollars in thousands):

                                                                 AT DECEMBER 31,
                                   ---------------------------------------------------------------------------
                                             1997                      1996                     1995
                                   ------------------------  -----------------------  ------------------------
                                              % OF TYPE OF            % OF TYPE OF                % OF TYPE
                                               GROSS LOAN               GROSS LOAN               OF GROSS LOAN
                                   AMOUNT     RECEIVABLE(1)  AMOUNT    RECEIVABLE(1)  AMOUNT     RECEIVABLE(1)
                                   ------     -------------  ------    -------------  ------     -------------
Single Family:
   31-60 days (2)                  $2,037        0.22%       $5,887         0.61%      $3,485      0.31%
   61-90 days (2)                   2,435        0.27%        3,129         0.32%       1,417      0.13%
   Over 90 days (2)                 8,012        0.88%       11,467         1.18%      10,502      0.93%
                                    -----        -----       ------         -----      ------      -----
                                   12,484        1.37%       20,483         2.11%      15,404      1.37%
                                   ------        -----       ------         -----      ------      -----
Multifamily residential:
   31-60 days                         -0-          -0-          404         0.27%         262      0.18%
   61-90 days                         -0-          -0-           --            --          --         --
   Over 90 days                       678        0.43%        2,563         1.71%       1,274      0.88%
                                      ---        -----        -----         -----       -----      -----
                                      678        0.43%        2,967         1.98%       1,536      1.06%
                                      ---        -----        -----         -----       -----      -----
Commercial nonresidential:
   31-60 days                         -0-          -0-           --            --         162      0.07%
   61-90 days                         -0-          -0-           --            --          --         --
   Over 90 days                     1,468        0.51%        1,295         0.54%       1,524      0.69%
                                    -----        -----        -----         -----       -----      -----
                                    1,468        0.51%        1,295         0.54%       1,686      0.76%
                                    -----        -----        -----         -----       -----      -----
Small business, guaranteed by the SBA:
   31-60 days                          80        0.13%           --            --          --         --
   61-90 days                         -0-          -0-          739         1.78%          22      0.13%
   Over 90 days                     1,039        1.75%           --            --          83      0.48%
                                    -----        -----           --            --          --      -----
                                    1,119        1.88%          739         1.78%         105      0.61%
                                    -----        -----          ---         -----         ---      -----
Small business, other:
   31-60 days                         216        0.20%          715         0.77%         483      0.68%
   61-90 days                         364        0.35%        1,118         1.21%         349      0.49%
   Over 90 days                     2,788        2.65%        1,550         1.67%       1,750      2.45%
                                    -----        -----        -----         -----       -----      -----
                                    3,368        3.20%        3,383         3.65%       2,582      3.62%
                                    -----        -----        -----         -----       -----      -----
Other:
   31-60 days                          15        0.48%            6         0.09%          16      0.14%
   61-90 days                          16        0.51%           10         0.15%           2      0.02%
   Over 90 days                        13        0.42%            3         0.04%          40      0.35%
                                   ------        -----       ------         -----      ------      -----
                                       44        1.41%           19         0.28%          58      0.51%
                                   ------        -----       ------         -----      ------      -----
TOTAL:
   31-60 days (2)                   2,348        0.15%        7,012         0.47%       4,408      0.28%
   61-90 days (2)                   2,815        0.19%        4,996         0.33%       1,790      0.11%
   Over 90 days (2)                13,998        0.92%       16,878         1.12%      15,173      0.95%
                                   ------        -----       ------         -----      ------      -----
                                  $19,161        1.26%      $28,886         1.92%     $21,371      1.34%
                                  =======        =====      =======         =====     =======      =====

(1) Gross loans receivable consists of gross loans held for investment and gross loans held for sale.

(2) Delinquent loans includes delinquent negative amortizing loans as follows at December 31:

                                           1997                    1996                     1995
                                    ------------------      ------------------       --------------------
                                                  % OF                   % OF                      % OF
                                                NEGATIVE                NEGATIVE                  NEGATIVE
                                               AMORTIZING              AMORTIZING                AMORTIZING
                                    AMOUNT       LOANS      AMOUNT       LOANS      AMOUNT          LOANS

31-60 days.....................      $924        0.19%     $1,555        0.32%      $1,097          0.20%
61-90 days.....................       915        0.19%        862        0.18%         342          0.06%
Over 90 days...................     2,515        0.50%      5,795        1.21%       3,413          0.65%
                                    -----        -----      -----        -----       -----          -----
                                   $4,354        0.88%     $8,212        1.71%      $4,852          0.91%
                                   ======        =====     ======        =====      ======          =====

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

        Delinquency trends are discussed in greater detail in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations--Financial Condition and Asset Quality."

        NONPERFORMING ASSETS. The following table sets forth information with respect to nonperforming assets, including nonaccrual loans, real estate acquired in settlement of loans ("real estate owned" or "REO"), other nonperforming assets and restructured loans.

                                                                   AT DECEMBER 31,
                                              -------------------------------------------------------
                                                1997       1996        1995        1994         1993
                                              -------     -------     -------     -------     -------
Nonaccrual loans:                                        (Dollars in thousands)
 Single family real estate ...............    $10,040     $14,373     $11,487     $ 6,786     $ 5,697
 Commercial real estate ..................      2,146       4,263       3,222       3,700       5,848
 Small business loans ....................      4,053       2,863          92          --          --
 Other ...................................         12           3          40          13          37
                                              -------     -------     -------     -------     -------
     Total nonaccrual loans ..............     16,251      21,502      14,841      10,499      11,582
                                              -------     -------     -------     -------     -------

Real estate owned:
  Single family real estate ..............      2,289       7,867       4,741       5,295       1,634

  Commercial real estate .................        850       2,599       1,495       4,531       2,273
 Small business loan collateral ..........        865          --          --          --          --
                                              -------     -------     -------     -------     -------
     Total real estate owned .............      4,004      10,466       6,236       9,826       3,907
                                              -------     -------     -------     -------     -------

Automobile leases and other ..............         --          --          --          16         504
                                              -------     -------     -------     -------     -------

     Total nonperforming assets ..........    $20,255     $31,968     $21,077     $20,341     $15,993
                                              =======     =======     =======     =======     =======
Nonperforming assets, % of total assets ..       0.92%       1.46%       0.98%       1.10%       1.07%
Allowances for loan losses to
nonaccrual  loans ........................     106.44%       62.7%       86.2%      119.3%       76.3%

        The Company's general policy is to account for a loan on a nonaccrual basis when the loan becomes 90 days past due unless conditions warrant nonaccrual treatment at an earlier time. In certain instances, a loan more than 90 days past due may continue to accrue interest, if the loan has a low loan-to-value ratio or if the borrower has exhibited a pattern of becoming delinquent and subsequently curing. Any unpaid interest previously accrued with respect to a loan that is placed on nonaccrual status is reversed and charged against interest income. Interest income is recognized on nonaccrual loans only to the extent that payments are received. Nonaccrual loans are placed back into accrual status only if the borrower has demonstrated the ability to make future payments of principal and interest. At December 31, 1997, the Company reported no loans as still accruing that were more than 90 days delinquent.

        At December 31, 1997, nonaccrual loans included $1.4 million of small business loans with credit guarantees. At that date, the Company's nonaccrual loans consisted of 65 single family residential real estate loans, 1 multifamily residential loan, 3 commercial real estate loans, 18 small business loans and 14 consumer loans. Under the original terms of the nonaccrual loans, interest earned during the years ended December 31, 1997, 1996 and 1995 would have been $1.5 million , $2.1 million and $1.3 million, respectively, compared to the $718,000, $1.1 million and $581,000, respectively, of interest actually earned during those periods.

        At December 31, 1997, real estate owned included 20 single family residences, one commercial real estate property and 16 properties that collateralized foreclosed small business loans.

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

        SFAS No. 114 requires that an impaired loan be measured based on one of three methods: (i) the present value of the expected future cash flows, discounted at the loan's effective interest rate; (ii) the loan's observable market value; or (iii) the fair value of the collateral if the loan is collateral dependent. The Company measures impairment based on the fair value of the collateral if the Company determines that foreclosure is probable. If the measure of the impaired loan is less than the Company's recorded investment in the loan, the impairment is recognized by creating a specific valuation allowance. Subsequent to the initial measurement of impairment, if there is a significant increase or decrease in the amount or timing of an impaired loan's expected future cash flows, or if actual cash flows are significantly different from the cash flows previously projected, or the fair value of the collateral fluctuates materially, the Company recalculates the impairment and adjusts the specific valuation allowance.

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

        The following table sets forth information with respect to impaired loans:

                                                                                AT DECEMBER 31,
                                                  -------------------------------------------------------------------------
                                                                 1997                                  1996
                                                  -------------------------------------------------------------------------
                                                               SPECIFIC       NET                    SPECIFIC        NET
                                                    LOAN         LOSS       RECORDED       LOAN        LOSS        RECORDED
                                                  BALANCES    ALLOWANCES   INVESTMENT    BALANCES    ALLOWANCES   INVESTMENT
                                                  --------     --------     --------     --------     --------     --------
Nonaccrual loans:                                                           (In Thousands)
    Requiring specific loss allowances ......     $  2,267     $    768     $  1,499     $  3,457     $  1,439     $  2,018


    Not requiring specific loss allowances ..        2,894           --        2,894        3,668           --        3,668
                                                  --------     --------     --------     --------     --------     --------

                                                     5,161          768        4,393        7,125        1,439        5,686
                                                  --------     --------     --------     --------     --------     --------
Restructured loans:
    Requiring specific loss allowances ......        4,210          636        3,574        4,756          707        4,049

    Not requiring specific loss allowances ..        1,200           --        1,200           --           --           --
                                                  --------     --------     --------     --------     --------     --------
                                                     5,410          636        4,774        4,756          707        4,049
                                                  --------     --------     --------     --------     --------     --------
Other loans:
    Requiring specific loss allowances ......        1,951          407        1,544        2,937          709        2,228

    Not requiring specific loss allowances ..        2,202           --        2,202          618           --          618
                                                  --------     --------     --------     --------     --------     --------
                                                     4,153          407        3,746        3,555          709        2,846
                                                  --------     --------     --------     --------     --------     --------
         TOTAL ..............................     $ 14,724     $  1,811     $ 12,913     $ 15,436     $  2,855     $ 12,581
                                                  ========     ========     ========     ========     ========     ========

        The average recorded investment in impaired loans during the years ended December 31, 1997 and 1996 was $12,747,000 and $11,349,000, respectively, and interest recognized during those respective periods totaled $1,107,000 and $991,000, respectively.

        Impaired loans at December 31, 1997 and 1996 included $2,668,000 and $1,514,000, respectively, of small business loans that were purchased from GFC and which are subject to credit enhancement provisions that management believes will minimize the risk of loss.

        Impaired loans at December 31, 1997 and 1996 also included $4,741,000 and $4,756,000, respectively, of commercial real estate loans which have been modified. These modifications are generally in the form of lower interest rates, payment decreases or maturity extensions. The effect of the modifications was not material to the Company's financial condition or results of operations.

        ALLOWANCE FOR LOAN LOSSES. The Company maintains specific allowances for possible losses related to specific identified assets and a general allowance for loan losses. The general allowance for loan losses is an amount that management believes will be adequate to absorb reasonably anticipated losses on existing loans that may become uncollectible in the future. The determination of the appropriate amount of and allocation of the general allowance for loan losses is based upon an analysis of the loan portfolio. The analysis is based upon such factors as prior loan loss experience, economic conditions affecting the real estate market, other factors which management believes deserve consideration, and regulatory considerations. While management believes that it uses the best information available to determine the appropriate amount of loan loss provisions, future adjustments to the allowance for loan losses may be necessary and net earnings could be significantly affected, if circumstances differ substantially from the assumptions used in making the determinations. In addition, the OTS may require additions to the allowance for loan losses based on its evaluation of information available to it in connection with its periodic examinations of the Bank.

        A summary of the activity in the allowance for loan losses is set forth on the following page.

                                                                                                              Ratios of
                                                                                                  --------------------------------
                                Single      Commercial      Small       Consumer &                Allowance to  Net Charge-Offs
                                Family     Real Estate     Business       Other         TOTAL      Gross Loans   to Average Loans
(Dollars in thousands)         --------      --------      --------      --------      --------   --------------------------------
Balance, December 31, 1992 ... $  1,880      $  5,662            --      $    160      $  7,702          1.06%     0.12%

Provisions ...................      680         3,380                          15         4,075
Allowance for lease
losses recoveries ............      500           693                         (93)        1,100
Charge-offs ..................     (721)       (3,390)                         (7)       (4,118)
Recoveries ...................       13            60                          --            73
                               --------      --------                    --------      --------
    Net charge-offs ..........     (708)       (3,330)                         (7)       (4,045)
                               --------      --------                    --------      --------

Balance, December 31, 1993 ...    2,352         6,405            --            75         8,832          1.03%     0.52%

Provisions ...................    1,815           485                          --         2,300
Acquisitions and purchases ...       --         6,052                          --         6,052
Allowance for lease
losses recoveries ............       --           296                          57           353
Charge-offs ..................   (1,679)       (3,843)                        (40)       (5,562)
Recoveries ...................      141           412                           1           554
                               --------      --------                    --------      --------
    Net charge-offs ..........   (1,538)       (3,431)                        (39)       (5,008)
                               --------      --------                    --------      --------

Balance, December 31, 1994 ...    2,629         9,807            --            93        12,529          1.01%     0.45%

Provisions (reductions
credited) ....................    3,221        (1,510)        1,130            59         2,900
Allowance for lease
losses recoveries ............       --            --                          11            11
Acquisitions and purchases ...       --            --           500            --           500
Charge-offs ..................   (2,163)       (2,329)                        (49)       (4,541)
Recoveries ...................      356         1,034                          --         1,390
                               --------      --------                    --------      --------
    Net charge-offs ..........   (1,807)       (1,295)           --           (49)       (3,151)
                               --------      --------      --------      --------      --------

Balance, December 31, 1995 ... $  4,043      $  7,002      $  1,630      $    114      $ 12,789          0.80%     0.22%


Provisions (reductions
credited) ....................    3,622         3,950           507           (29)     $  8,050
Allowance for lease
losses recoveries ............       --            --            --            16            16
Charge-offs ..................   (4,539)       (4,062)         (565)          (34)       (9,200)
Recoveries ...................      866           452           509             6         1,833
                               --------      --------      --------      --------      --------
    Net charge-offs ..........   (3,673)       (3,610)          (56)          (28)       (7,367)
                               --------      --------      --------      --------      --------

Balance, December 31, 1996 ... $  3,992      $  7,342      $  2,081      $     73      $ 13,488          0.90%     0.48%

Provisions ...................    1,245         3,050         1,635            70         6,000
Acquisitions and purchases ...    2,606            --            --            --         2,606
Charge-offs ..................   (2,927)       (3,527)         (642)         (123)       (7,219)
Recoveries ...................    1,200           603           619             1         2,423
                               --------      --------      --------      --------      --------
    Net charge-offs ..........   (1,727)       (2,924)          (23)         (122)       (4,796)
                               --------      --------      --------      --------      --------

BALANCE, DECEMBER 31, 1997 ... $  6,116      $  7,468      $  3,693      $     21      $ 17,298          1.13%     0.31%
                               ========      ========      ========      ========      ========

        The Company's distribution of its allowance for losses to the types of loans in the portfolio is performed as part of the asset classification process. The allocations presented should not be interpreted as an indication that loans charged against the allowance for loan losses will occur in these amounts and proportions. The following table sets forth the relationship of the allowance distribution to each type of loan in the portfolio at the dates indicated.

                                                                 AT DECEMBER 31,
                           ----------------------------------------------------------------------------------------
                                             1997                                          1996
                           -----------------------------------------      -----------------------------------------
                                                          RATIO OF                                        RATIO OF
                                            GROSS        ALLOWANCE TO                      GROSS        ALLOWANCE TO
(Dollars in thousands)                      LOAN          GROSS LOAN                       LOAN          GROSS LOAN
                            ALLOWANCE      BALANCE         BALANCE        ALLOWANCE       BALANCE          BALANCE
                           ----------     ----------      ----------      ----------     ----------      ----------
Single family ............ $    6,116     $  910,103            0.67%     $    3,992     $  971,768            0.41%

Commercial real estate ...      7,468        446,965            1.67%          7,342        409,819            1.88%

Small business ...........      3,693        164,559            2.24%          2,081        114,093            1.55%

Other ....................         21          3,591            0.58%             73          4,858            1.50%
                           ----------     ----------                      ----------     ----------
                           $   17,298     $1,525,218            1.13%     $   13,488     $1,500,538            0.90%
                           ==========     ==========                      ==========      ==========

OTHER INVESTMENTS

Federal regulations require the Bank to maintain a minimum amount of liquid assets which may be invested in specified short-term securities. See "--Regulation." The Bank is also permitted to make certain other securities investments. Investment decisions are made by authorized officers of the Bank under policies established by the board of directors. Such investments are managed with the objective of producing the highest yield consistent with maintaining safety of principal and compliance with regulations governing the savings industry.

        The following table sets forth the carrying value of the investment securities portfolio at the dates indicated.

                                                      AT DECEMBER 31,
                                          --------------------------------------
(Dollars in thousands)                      1997           1996           1995
                                          --------       --------       --------
INVESTMENTS AVAILABLE FOR SALE,
 AT FAIR VALUE:
Equity securities .................       $    260       $     52             --
Municipal obligations .............         83,125         75,763       $ 93,240
Federal Home Loan Bank stock ......         22,914         17,919         15,578
U.S. Government obligations .......         83,500         67,985         24,960
                                          --------       --------       --------
     Total ........................       $189,799       $161,719       $133,778
                                          ========       ========       ========

        As of December 31, 1997, the fair values, maturities and weighted average yields of investment securities available for sale were as follows:

                                                                          After One Year     After Five Years          After
                                                       One Year              Through              Through               Ten
                                  No maturity           or Less             Five Years           Ten Years              Years
                              -----------------    -----------------    -----------------   ------------------  ------------------
                               Amount    Yield      Amount    Yield     Amount     Yield      Amount    Yield     Amount    Yield
                              -------   -------    -------   -------    -------   -------    -------   -------   -------   -------
                                                                      (Dollars in thousands)
Municipal obligations(1) ....      --        --         --        --         --        --         --        --   $83,125      7.70%

Equity securities ........... $23,174      5.93%        --        --         --        --         --        --        --        --

U.S. Government obligations .      --        --    $43,529      5.64%   $39,971      6.15%        --        --        --        --
                              -------              -------              -------              -------             -------

   Total .................... $23,174      5.93%   $43,529      5.64%   $39,971      6.15%        --        --   $83,125      7.70%
                              =======   =======    =======   =======    =======   =======    =======   =======   =======   =======

(1)  The yield on municipal obligations is shown on a tax-equivalent basis.

DEPOSITS AND BORROWINGS

        DEPOSITS. Deposits are the Company's principal source of funds for supporting its lending and investing activities. The following table sets forth information relating to the Company's deposit flows during the periods shown and the total deposits at the ends of the periods shown.

(In thousands)                                              FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------
                                                    1997               1996               1995
                                                ------------       ------------       ------------
Total deposits, beginning of year ........      $  1,558,470       $  1,551,329       $  1,310,505
Customer deposits (withdrawals), net .....           (66,794)           (54,172)           121,619
Savings deposits assumed from acquisitions                --                 --            208,740
Savings deposits sold ....................                --                 --           (148,671)
Interest credited ........................            59,564             61,313             59,136
                                                ------------       ------------       ------------
  Net increase (decrease) during year ....            (7,230)             7,141            240,824
                                                ------------       ------------       ------------
Total deposits, end of year ..............      $  1,551,240       $  1,558,470       $  1,551,329
                                                ============       ============       ============

        The Company attracts both short-term and long-term deposits from the general public by offering a variety of accounts and rates. The Company offers passbook accounts, checking accounts, various money market accounts and fixed interest rate certificates with varying maturities. The Company has historically relied upon "retail" deposit accounts (accounts of individuals, including IRA and Keogh accounts, and small businesses) as opposed to "wholesale" deposit accounts (accounts of government entities, partnerships, trusts and other legal entities and balances placed by brokers). At December 31, 1997, approximately 86% of total deposit accounts were retail deposits. The Company's retail deposits at that date included "jumbo" deposits (certificates accounts with balances of $98,000 or greater) of $4.0 million, or .26% of total deposits. While management considers retail deposits to be a more stable source of funds than wholesale sources of funds, all deposit flows are greatly influenced by economic conditions, the general level of interest rates, competition, and other factors.

        The Company also obtains deposits from deposit brokers for jumbo certificates of deposit ("Brokered Deposits"). At December 31, 1997, 1996 and 1995, the Company had outstanding Brokered Deposits of $213.3 million, $224.5 million and $204.1 million, respectively. At December 31, 1997, 1996 and 1995 the Company also had $2.9 million, $2.2 million and $3.3 million, respectively, of jumbo deposits from other non-retail institutional depositors.

        The following table sets forth the amounts of the Company's savings deposits by type of account at the dates indicated.

                                                                    AT DECEMBER 31,
                                       ---------------------------------------------------------------------

                                                     1997                                1996
                                       ------------------------------     ----------------------------------
(Dollars in Thousands)
                                                             WEIGHTED                                WEIGHTED
                                                   PERCENT    AVERAGE                    PERCENT     AVERAGE
                                                     OF       NOMINAL                      OF        NOMINAL
                                        AMOUNT      TOTAL      RATE          AMOUNT      TOTAL         RATE
                                       ----------  ------    --------     ----------   ----------   --------
Demand Accounts:
         Checking/NOW ................ $  113,470    7.32%     0.87%      $  106,453     6.83%        1.05%
         Money market deposits .......     61,243    3.95%     4.12%          14,191     0.91%        1.44%
         Passbook ....................     53,977    3.48%     2.00%          59,349     3.81%        2.01%
         Market rate passbook ........    113,877    7.34%     3.77%         141,358     9.07%        4.20%
                                       ----------  ------                 ----------   ------
           Total demand accounts .....    342,567   22.09%                   321,351    20.62%
                                       ----------  ------                 ----------   ------
Time Deposits:
Certificate accounts with original
maturities of:

3-5 months ...........................     22,211    1.43%     4.86%          64,568     4.14%        5.34%
6-11 months ..........................    404,075   26.05%     5.48%         329,062    21.10%        5.21%
12-23 months .........................    262,156   16.90%     5.79%         244,502    15.69%        5.57%
24-35 months .........................     54,965    3.54%     5.68%          99,198     6.37%        6.28%
36 or more months ....................     92,969    5.99%     6.48%         111,382     7.15%        6.28%
IRA/Keogh ............................    151,872    9.79%     6.17%         152,964     9.82%        6.23%
Other retail .........................      3,981    0.26%     6.58%           8,750     0.56%        6.61%
Jumbos (wholesale)  ..................    216,444   13.95%     5.56%         226,693    14.55%        5.65%
                                       ----------  ------                 ----------   ------
Total time deposits ..................  1,208,673   77.91%                 1,237,119    79.38%
                                       ----------  ------                 ----------   ------
Total deposits ....................... $1,551,240  100.00%     5.04%      $1,558,470   100.00%        5.06%
                                       ==========  ======    ======       ==========   ======         =====


                                                   AT DECEMBER 31,
                                          --------------------------------
                                                       1995
                                          --------------------------------
(Dollars in Thousands)
                                                                  WEIGHTED
                                                        PERCENT   AVERAGE
                                                          OF      NOMINAL
                                             AMOUNT      TOTAL     RATE
                                          ----------    -------   -------
Demand Accounts:
         Checking/NOW ................    $  105,574      6.81%    1.15%
         Money market deposits .......        17,497      1.13%    2.20%
         Passbook ....................        73,584      4.74%    2.06%
         Market rate passbook ........        97,413      6.28%    3.69%
                                          ----------    ------
           Total demand accounts .....       294,068     18.96%
                                          ----------    ------

Time Deposits:
Certificate accounts with original
maturities of:

3-5 months ...........................        27,959      1.80%    5.10%
6-11 months ..........................       373,692     24.09%    5.55%
12-23 months .........................       211,077     13.61%    5.78%
24-35 months .........................       121,427      7.83%    6.23%
36 or more months ....................       137,463      8.86%    6.10%
IRA/Keogh ............................       148,950      9.60%    6.30%
Other retail .........................        29,290      1.89%    6.19%
Jumbos (wholesale)  ..................       207,403     13.36%    5.82%
                                          ----------    ------
Total Time Deposits ..................     1,257,261      81.04%
                                          ----------    ------
Total Deposits .......................    $1,551,32?   100.00%    5.18%
                                          ==========    ======     ====

        The following table presents the amount of certificate accounts outstanding by various rate categories at the dates indicated.

                                             AT DECEMBER 31,
                                --------------------------------------
              (Dollars in          1997          1996          1995
               thousands)       ----------    ----------    ----------

          0.000% - 2.5% ....    $      507    $      586    $      832
          2.501% - 3.5% ....            --            --         2,852
          3.501% - 4.5% ....         7,053        15,836        50,794
          4.501% - 5.5% ....       421,253       655,958       444,886
          5.501% - 6.5% ....       628,303       341,902       449,943
          6.501% - 7.5% ....       139,434       204,080       248,856
          7.501% - 8.5% ....         8,546        13,021        52,573
          8.501% - 9.5% ....         3,359         5,454         5,556
          9.501% - 10.5% ...           218           282           534
          OVER 10.5% .......            --            --           435
                                ----------    ----------    ----------
               TOTAL .......    $1,208,673    $1,237,119    $1,257,261
                                ==========    ==========    ==========

        The following table sets forth at December 31, 1997 the amount of fixed-term certificates of deposit maturing during the periods indicated.

                                  DEPOSITS MATURING IN THE YEAR ENDING DECEMBER 31,
                      ------------------------------------------------------------------------
(Dollars in thousands)  1998           1999            2000         AFTER 2000        TOTAL
                      --------      ----------      ----------      ----------      ----------

0.000% - 2.5% ..... $      461      $       39      $        4      $        3      $      507

2.501% - 3.5% .....         --              --              --              --              --

3.501% - 4.5% .....      7,051              --               2              --           7,053

4.501% - 5.5% .....    359,975          36,167          15,958           9,153         421,253

5.501% - 6.5% .....    499,851          62,335          24,983          41,134         628,303

6.501% - 7.5% .....     35,457          36,275          58,993           8,709         139,434

7.501% - 8.5% .....      2,409             466           4,076           1,595           8,546

8.501% - 9.5% .....      1,148             320           1,891              --           3,359

9.501% - 10.5% ....         --             218              --              --             218

Over 10.5% ........         --              --              --              --              --
                    ----------      ----------      ----------      ----------      ----------
     Total ........ $  906,352      $  135,820      $  105,907      $   60,594      $1,208,673
                    ==========      ==========      ==========      ==========      ==========

        As of December 31, 1997, the aggregate amount of time certificates outstanding in amounts of $98,000 or more was $482.8 million. The following table presents the maturity of these time certificates of deposit at such date:

                                                                 (Dollars in thousands)
        3 months or less                                                $170,535
        Over 3 months through 6 months                                    68,223
        Over 6 months through 12 months                                   94,962
        Over 12 months                                                   149,058
                                                                        --------
               Total                                                    $482,778
                                                                        ========

        The following table presents by category the weighted average balance and rates paid on the deposits during the periods indicated.

                                           FOR THE YEARS ENDED DECEMBER 31,
                           --------------------------------------------------------------------
                                   1997                   1996                   1995
                           ---------------------  ---------------------  ----------------------
                            AVERAGE                AVERAGE                AVERAGE
(Dollars in thousands)      AMOUNT       RATE       AMOUNT      RATE       AMOUNT        RATE
                           ----------   --------  -----------  --------  -----------    -------
Checking accounts  . . . .   $143,172     1.60%     $119,407     1.11%     $121,566      1.14%
Savings accounts . . . . .    184,502     3.40%      193,292     3.40%      167,419      2.44%
Certificate accounts . . .  1,079,299     5.71%    1,087,231     6.57%    1,008,467      5.67%
Retirement accounts  . . .    152,909     6.19%      156,567     6.05%      142,739      6.10%
                           ----------                -------                -------
     Total                 $1,559,882     5.11%   $1,556,497     5.09%   $1,440,191      4.94%
                           ==========             ==========             ==========

        BORROWINGS. The Company's principal types of recurring borrowings are advances from the FHLB of San Francisco and sales of securities under agreements to repurchase ("reverse repurchase agreements"), which are executed with primary government securities dealers. The following table sets forth information concerning FHLB advances and other borrowings at the dates indicated.

                                                                  AT DECEMBER 31,
                                                 ---------------------------------------------
(Dollars in thousands)                               1997           1996            1995
                                                     ----           ----            ----
FHLB advances . . . . . . . . . . . . . . . . . . . . $413,500       $349,479        $300,500
Securities sold under agreements to repurchase  . . .  $74,488       $130,639        $150,052
Notes payable:
  Senior debentures . . . . . . . . . . . . . . . . .   17,750         17,750          17,750
  Other notes payable . . . . . . . . . . . . . . . .       --             --           5,050
                                                      --------       --------        --------
  Total borrowings  . . . . . . . . . . . . . . . . . $505,738       $497,868        $473,352
                                                      ========       ========        ========
Weighted average rate on borrowings during               5.97%          5.83%           5.92%
  period  . . . . . . . . . . . . . . . . . . . . . .
Total borrowings as a percent of total deposits . . .   32.60%         31.95%          30.51%
Total borrowings as a percent of total assets . . . .   22.89%         22.79%          22.00%


        As a member of the FHLB of San Francisco, the Company is required to own capital stock in the FHLB of San Francisco and is authorized to apply for advances from it. Such borrowings may be made pursuant to several different credit programs offered by the FHLB. For each credit program, the FHLB prescribes the acceptable uses to which the advances may be used, as well as limitations on the size of the advances. Depending upon the credit program, the FHLB advances bear fixed- or adjustable-interest rates.

        The Company utilizes borrowings from the FHLB of San Francisco as its most significant source of borrowed funds. At December 31, 1997, outstanding FHLB advances represented 20% of total liabilities and were collateralized by pledges of the Company's investment in the stock of the FHLB, $415.4 million of single family residential real estate loans and $126.0 million of mortgage-backed securities.

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

        The following table sets forth the amounts of short-term borrowings and the weighted average rates thereon for the dates indicated.

                                                              YEARS ENDED DECEMBER 31,
                                                      -----------------------------------------
                                                         1997           1996          1995
                                                      ------------  -------------  ------------
At end of year:                                                (Dollars in thousands)
  Securities sold under agreements to repurchase          $74,488       $130,639      $150,052
  FHLB advances (short-term)                             $319,500       $274,479       $95,900
  Weighted average interest rate                            5.77%          5.47%         5.91%
Maximum outstanding at any end of month during year:
  Securities sold under agreements to repurchase         $167,686       $140,757      $201,447
  FHLB advances (short-term)                             $319,500       $274,479       $95,900
Average balance outstanding during year:
  Securities sold under agreements to repurchase         $139,864       $114,546      $165,101
  FHLB advances (short-term)                             $271,643       $199,675       $53,875
Weighted average interest rate on the average
  balance during year:
  Securities sold under agreements to repurchase            5.69%          5.47%         6.19%
  FHLB advances (short-term)                                5.77%          5.43%         5.36%

SUBSIDIARY ACTIVITIES

        PFS Corporation, Inc., a wholly-owned subsidiary of the Bank, acts as an insurance agency for life and hazard insurance policies and serves as trustee under deeds of trust originated by the Bank. CenFed Investments, Inc., another wholly-owned subsidiary of the Bank, markets products such as annuities issued by insurance companies, mutual funds and life insurance. Crescent Bay Diversified, Inc., also a Bank subsidiary engaged in real estate development activities in prior years, but has discontinued such activities and has disposed of all but one property, which had a recorded value of $202,000 at December 31, 1997.

COMPETITION

        Savings associations face strong competition both in attracting deposits and acquiring assets. The Company's most direct competition for deposits has historically come from other savings associations and from commercial banks located in its principal market areas in Southern California, including many large financial institutions which have greater financial and marketing sources available to them. The Company has also faced significant competition for investors' funds from short-term money market securities and other corporate and government securities and mutual funds. During periods of low interest rates, attracting and retaining deposits has been difficult as savers seek higher rates of return in alternative investments. The ability of the Company to attract and retain savings deposits depends on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

        The Company experiences strong competition for real estate loans principally from other savings associations, commercial banks, mortgage banking companies and other non-bank lenders. It competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.

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

        Since January 1, 1993, FDIC deposit insurance premiums have been assessed pursuant to a "risk-based" system. Under this risk-based assessment system, institutions are classified on the basis of capital ratios, supervisory evaluations by the institution's primary federal regulatory agency and other information determined by the FDIC to be relevant. Each of the nine resulting risk category subgroups of institutions is assigned a deposit insurance premium assessment rate which currently ranges from 0.06% to 0.33%. Included in this range of assessments is a .06% charge that is required to repay bonds issued in connection with the resolution of failed thrifts.

        The risk-based deposit insurance premiums paid by savings associations insured by the SAIF and by commercial banks and other institutions insured by the BIF, which, together with earnings on investments, are the principal funding sources for the respective insurance funds. The SAIF and BIF are each required by statute to attain, and thereafter to maintain, a reserve to deposits ratio of 1.25%. The BIF attained its required reserve level in 1995, while the SAIF had not, because of the BIF's greater premium revenues and the fact that a substantial portion of the SAIF premiums is required to be used to repay bonds ("FICO Bonds") issued for the purpose of funding the resolution of failed thrift institutions. In recognition of the fact that the BIF had reached its statutorily prescribed ratio of reserves to deposits insured, the FDIC substantially reduced the deposit insurance premium assessment rate to be paid by commercial banks and other institutions whose deposits are insured by the BIF on August 8, 1995 but did not reduce the rates for SAIF-insured institutions, such as CenFed Bank.

        The deposit rate premium disparity between BIF-insured institutions and SAIF-insured institutions resulting from the BIF premium reduction placed SAIF-insured institutions at a significant competitive disadvantage due to their higher premium costs. This competitive disadvantage was resolved during 1996 through the passage of legislation that assessed a one-time recapitalization charge to all SAIF-insured institutions in an amount sufficient to bring the SAIF to the statutorily prescribed ratio of reserves to deposits insured. In connection with this legislation, the Company incurred a $9.6 million charge that is reflected in operating expenses for 1996. Following the recapitalization, deposit premiums to SAIF-insured institutions decreased significantly, although SAIF-insured institutions will continue to bear higher deposit insurance premiums than similarly-rated institutions insured by the BIF. In 1997, the Company's deposit insurance premium was assessed at $.065 per $100 of insured deposits.

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

        The core capital requirement currently requires a savings institution to maintain "core capital" of not less than 3% of adjusted total assets. "Core capital" includes common stockholders' equity (including retained earnings), non-cumulative perpetual preferred stock and any related surplus and minority interests in the equity accounts of fully consolidated subsidiaries. The amount of an institution's core capital is, in general, calculated in accordance with generally accepted accounting principles ("GAAP"), but with certain exceptions. Among other exceptions, adjustments to an institution's GAAP equity accounts that are required pursuant to FASB 115 to reflect changes in the market value of certain securities held by the institution that are categorized "available-for-sale" are not included in the calculation of core capital for regulatory capital purposes. Intangible assets (with certain exceptions and limitations, including purchased mortgage servicing rights, and certain other intangibles such as core deposit premiums, which may be included on a limited basis) must be deducted from core capital. At December 31, 1997, the Bank had $1.3 million of core deposit premium included in core capital. A core deposit premium is a type of intangible asset relating to purchased deposit operations.

        For purposes of determining compliance with the capital standards, a savings institution's investments in and extensions of credit to any subsidiary engaged in activities not permissible for national banks are required to be deducted from the savings institution's capital. The Company had a $103,000 capital deductions of this type at December 31, 1997.

        A savings institution is required to maintain "tangible capital" in an amount not less than 1.5 % of adjusted total assets. "Tangible capital" is defined for this purpose to mean core capital less any intangible assets, plus purchased mortgage servicing rights, subject to certain limitations.

        The risk-based capital requirements, among other things, provide that the capital ratios applicable to various classes of assets are to be adjusted to reflect the degree of risk associated with such classes of assets. In addition, the asset base for computing a savings institution's capital requirement includes off-balance sheet items, such as assets sold with recourse. Generally, the Capital Regulations require savings institutions to maintain "total capital" equal to 8.00% of risk-weighted assets. "Total capital" for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limitations, loan and lease general valuation allowances. Such general valuation allowances can generally be included up to 1.25% of risk-weighted assets. At December 31, 1997, $15.0 million of the Bank's general valuation allowance was included in supplementary capital. A savings institution's supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of the institution's core capital.

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

        The following table sets forth the Bank's capital position relative to the Capital Regulations at December 31, 1997:

                                                           Tangible       Core       Risk-based
(In thousands)                                             Capital       Capital       Capital
                                                          ---------     ---------     ---------
  Equity capital .....................................    $ 137,109     $ 137,109     $ 137,109
Excluded assets:
  Intangible assets ..................................       (1,298)           --            --
  Unrealized gain on securities available for sale ...       (2,527)       (2,527)       (2,527)
  Excess net deferred tax asset ......................       (1,485)       (1,485)       (1,485)
  Investments in and advances to subsidiary developing
    real estate ......................................         (103)         (103)         (103)

Additional supplementary capital:
  General loan valuation allowances ..................           --            --        14,988
                                                          ---------     ---------     ---------
Regulatory capital amounts ...........................      131,696       132,994       147,982
Minimum amounts required .............................       32,987        66,012        97,832
                                                          ---------     ---------     ---------
Excess over requirement ..............................    $  98,709     $  66,982     $  50,150
                                                          =========     =========     =========

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

        The OTS regulations implementing the PCA provisions define the five capital categories as follows:

                                        Tangible        Total         Tier 1          Tier 1
Capital Category:                        Capital     Risk-based     Risk-based       Leverage
                                          Ratio         Ratio          Ratio           Ratio
------------------------------------- -------------- ------------ ---------------- --------------
Well-capitalized.....................      N/A          *10%            *6%             *5%
Adequately capitalized...............      N/A           *8%            *4%             *4%
Undercapitalized.....................      N/A           <8%            <4%             <4%
Significantly undercapitalized.......      N/A           <6%            <3%             <3%
Critically undercapitalized..........      *2%           N/A            N/A             N/A
CenFed Bank, at December 31, 1997....      N/A         12.10%         10.90%           6.04%

----------
* Less than or equal to symbol.

The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from "well capitalized" to "adequately capitalized," or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 1997, the Bank was a well capitalized institution.

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

        Loans to One Borrower. Savings institutions are generally subject to the same loans to one borrower limitations that are applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to one borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of "readily marketable collateral" for this purpose. The loan to one borrower limitation for national banks, to which the OTS limit is required by statute to conform, to, among other things, define the term "unimpaired capital and unimpaired surplus" by reference to an institution's regulatory capital, and also to include in the basic 15% of capital lending limit that portion of an institution's general valuation allowances that is not includable in the institution's regulatory capital. At December 31, 1997, the maximum amount which the Bank could lend to any one borrower (including related persons and entities) under current loans to one borrower the limit was $22.3 million. At that date, the largest aggregate amount of loans which the Bank had outstanding to any one borrower was $7.7 million.

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

        Liquidity. Federal regulations require savings institutions to maintain balances of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) at a specified percentage of the average daily balance of the institution's net withdrawable accounts plus short-term borrowings. This liquidity requirement may be changed from time to time by the OTS Director to an amount within a range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of savings institutions. In 1997, the OTS Director reduced the liquidity requirement from 5% to 4%. In addition, the OTS Director eliminated a separate short-term liquidity requirement. Monetary penalties may be imposed for failure to meet liquidity ratio requirements. For the calculation period including December 31, 1997, the average liquidity ratio of the Bank was 8.2% which exceeded the applicable requirements.

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

        Qualified Thrift Lender Test. Savings institutions regulated by the OTS are subject to a qualified thrift lender ("QTL") test which requires such an institution to invest at least 65% of its portfolio assets (as defined) in "qualified thrift investments." Qualified thrift investments include, in general, loans, securities and other investments that are related to housing and certain other permitted thrift investments. A savings institution's failure to remain a QTL may result in: (1) limitations on new investments and activities;
(2) imposition of branching restrictions; (3) loss of FHLB borrowing privileges; and (4) limitations on the payment of dividends. At December 31, 1997, the Bank was in compliance with its QTL test requirements.

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

        Classification of Assets. Savings institutions are required to review their assets on a regular basis and classify them as "special mention," "substandard," "doubtful," or "loss," if warranted. If any assets are classified as special mention, substandard or doubtful, the institution must establish a prudent general allowance for loan losses. If an asset is classified as a loss, the institution must either establish a specific valuation allowance equal to the amount classified as loss or charge off such amount. An asset which does not currently warrant classification as substandard but which possesses weaknesses or deficiencies deserving close attention is required to be designated as "special mention." In addition, a savings institution is required to set aside adequate valuation allowances to the extent that any affiliate possesses assets which pose a risk to the savings institution. The institution's OTS Regional Director has the authority to approve, disapprove or modify any asset classification and amount established as an allowance pursuant to such classification. In addition, a savings institution is required to record as liabilities off-balance sheet items, such as letters of credit, when loss becomes probable or estimable.

        Savings and Loan Holding Company Regulation. As a savings bank holding company, CENFED is subject to the savings and loan holding company regulations. Among other things, CENFED is generally prohibited, either directly or indirectly, from acquiring control of any other savings institutions or savings and loan holding company, absent prior approval of the OTS, and from acquiring more than 5% of the voting stock of any savings association or savings and loan holding company which is not a subsidiary of CENFED.

        Similarly, OTS approval must be obtained prior to any person acquiring control of the Bank or CENFED. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the institution or holding company or controls in any manner the election of a majority of the directors of the insured institution or the holding company.

        Savings and loan holding companies which control only one savings institution are exempt, if the institution meets its QTL test, from restrictions on the conduct of unrelated business activities that are applicable to other savings and loan holding companies and that are similar to the restriction on the conduct of unrelated business activities applicable to bank holding companies under the Bank Holding Company Act.

        Restriction on Dividends and Other Capital Distributions. Savings institution subsidiaries of holding companies generally are required to provide advance notice to their OTS Regional Director of any proposed declaration of a dividend on the institution's stock. Any dividend declared within the notice period, or without giving the prescribed notice, is invalid.

        Limitations are imposed under OTS regulations on "capital distributions" by savings institutions, including cash dividends, payments to repurchase or otherwise acquire an institution's shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The regulations grant the greatest flexibility to well-capitalized institutions.

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

        The OTS retains the authority to prohibit any capital distribution otherwise authorized under the regulation if the OTS determines that the capital distribution would constitute an unsafe or unsound practice. The regulation also states that the capital distribution limitations apply to direct and indirect distributions to affiliates, including those occurring in connection with corporation reorganizations. At December 31, 1997, the Bank was a Tier 1 institution.

        Lending Standards. The OTS and the other federal banking agencies have jointly adopted uniform rules on real estate lending and related Interagency Guidelines for Real Estate Lending Policies. The uniform rules require that institutions adopt and maintain comprehensive written policies for real estate lending. The policies must reflect consideration of the Interagency Guidelines and must address relevant lending procedures, such as loan to value limitations, loan administration procedures, portfolio diversification standards and documentation, approval and reporting requirements. Although the uniform rules do not impose specific maximum loan to value ratios, the related Interagency Guidelines state that such ratio limits established by individual institutions' boards of directors generally should not exceed levels set forth in the Guidelines, which range from a maximum of 65% for loans secured by unimproved land to 85% for improved property. No limit is set for single family residence loans, but the Guidelines state that such loans exceeding a 90% loan to value ratio should have private mortgage insurance or some form of credit enhancement. The Guidelines further permit a limited amount of loans that do not conform to these criteria.

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

        Until passage of legislation in 1996, savings and loan associations that met certain definitional tests as prescribed by the Internal Revenue Code ("Code") were allowed a bad debt deduction, when computing federal income taxes, equivalent to 8% of taxable income, subject to a minimum tax for preference items. Alternatively, a deduction based upon actual experience losses of the Company could be taken if it resulted in a greater deduction. Both houses of Congress passed legislation in 1996 that repealed the tax rules formerly applicable to bad debt reserves of thrift institutions for taxable years beginning after December 31, 1995. Pursuant to the legislation, the Company was required to change its tax method of accounting for bad debts from the reserve method formerly permitted to the "specific charge-off" method under which tax deductions are permissible for bad debts only as and to the extent that the loans become wholly or partially worthless. At December 31, 1997, the Company had a $23 million tax bad debt reserve that was accumulated using the provisions of the tax law prior to the 1996 changes which accumulated reserve is subject to recapture in whole or in part in future years upon the occurrence of certain events, such as a distribution to shareholders in excess of the Company's current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Company.

        The Bank's tax returns have been audited by the Internal Revenue Service through its taxable year ended June 30, 1991.

        California Tax. For California franchise tax purposes, savings associations are taxed as "financial corporations." Financial corporations are taxed at the general corporate franchise tax rate plus an "in lieu" rate based on their exemption from personal property and business license taxes. For the year ended December 31, 1997, the California franchise tax rate applicable to financial corporations was approximately 10.8%.

        For additional information regarding taxation, see the Notes to Consolidated Financial Statements.

EMPLOYEES
        At December 31, 1997, CENFED and its subsidiaries had a total of 260 full-time employees and 121 part-time employees. The Company provides its employees with a comprehensive benefits program, including basic and major medical insurance, life insurance, sick leave, a defined contribution retirement plan and an employee stock ownership program. Employees are not represented by any union or collective bargaining group and the Company considers its employee relations to be good.

ITEM 2. PROPERTIES

        The following table sets forth the locations of the offices of CENFED and its subsidiaries, as well as certain additional information relating to such offices, as of December 31, 1997. The Company believes these facilities are suitable for its current needs.

                                  Year         Book        Square                                Lease
           Address               Opened        Value       Footage         Title              Termination
           -------               ------        -----       -------         -----              -----------
                                        (Dollars in Thousands)
PASADENA CORPORATE OFFICE
199 North Lake Avenue
Pasadena, CA  91101              1968        $ 3,281        43,434         Owned

ANAHEIM
198 W. Lincoln
Anaheim, CA  92805               1921        $   564(1)     10,000         Owned

BRENTWOOD
11726 San Vicente Boulevard
Los Angeles, CA  90049           1991        $   104         4,081         Leased         February 28, 2003

CHINO
14808 Pipeline Avenue
Chino, CA  91709                 1978        $   684         4,828         Owned

CITY OF INDUSTRY
800 Puente Hills Mall
City of Industry, CA  91748      1974        $    70         3,500         Leased         December 31, 2004

CYPRESS
10081 Valley View Street                                                   Ground
Cypress, CA  90630               1975        $     9         3,000         Lease          August 31, 2005

HEMET (EAST)
1700 East Florida Ave
Hemet,  CA  92544                1995        $    74(1)     10,364         Leased         May 16, 2001

HEMET (WEST)
1745 West Florida Ave
Hemet,  CA  92545                1973        $   445(1)      6,462          Owned

LA CANADA
707 Foothill Boulevard
La Canada, CA  91011             1983        $   123        20,240         Leased         April 1, 2001

MARINA DEL REY
4375 Glencoe Avenue
Marina Del Rey, CA  90291        1974        $    62         3,522         Leased         December 31, 2001

PASADENA (EAST)
3677 East Foothill Boulevard                                               Ground
Pasadena, CA  91107              1957        $  157         4,816          Lease          June 4, 2004

PASADENA (DOWNTOWN)
315 East Colorado Boulevard
Pasadena, CA  91101              1993        $  257         9,850          Leased         October 8, 2008

PASADENA (WEST)
161 West California Boulevard
Pasadena, CA  91105              1979        $   64         2,637          Leased         June 30, 2003

PLACENTIA
1300 North Kraemer Boulevard
Placentia, CA  92670             1975        $  341         4,346          Owned

RIVERSIDE
3825 Tyler Avenue
Riverside, CA  92503             1970        $1,354(1)      6,635          Owned

RIVERSIDE CENTRAL
6600 Magnolia Avenue
Riverside, CA 92506              1995        $  376         9,200          Leased         February 28, 2009

SANTA MONICA
501 Santa Monica Boulevard
Santa Monica, CA  90401          1975        $   47         9,918          Leased         February 28, 2001

SUN CITY
27190 Sun City Boulevard
Sun City,  CA  92586             1995        $   30(1)      10,681         Leased         May 6, 2001

GOVERNMENT FUNDING LOAN CENTER
6255 Sunset Boulevard
2nd Floor, Suite 215 & 217
Los Angeles, CA 90028            1995        $    0            691         Leased         Month-to-Month

GOVERNMENT FUNDING LOAN CENTER
999 Baker Way, Suite 290
San Mateo, CA 94404              1996        $    0          1,043         Leased         August 31, 1999

----------
(1) The book values of these branches acquired from UCSB have been presented before the application of negative goodwill. For financial statement purposes, the book values have been written down to zero at December 31, 1994.

ITEM 3.  LEGAL PROCEEDINGS

    The Company and its subsidiaries are not parties to any pending legal proceedings, other than ordinary routine litigation incidental to their business. None of such litigation is expected to have a material impact on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
    None.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS Price Range of and Market for Common Stock. The common stock of CENFED is traded in the over-the-counter market and is quoted by the National Association of Securities Dealers Automated Quotation System-National Market System ("NASDAQ/NMS") under the trading symbol of "CENF." The following table sets forth for the periods indicated the range of high and low closing sale prices of CENFED common stock as quoted on the NASDAQ/NMS, as adjusted to reflect 10% stock dividends that took effect in May 1996 and May 1997:

                                                             HIGH                LOW
                                                             ----                ---
               YEAR ENDED DECEMBER 31, 1997:
                 First Quarter ..........................  $32.73             $25.91
                 Second Quarter .........................  $34.75             $26.38
                 Third Quarter ..........................  $37.00             $32.38
                 Fourth Quarter .........................  $45.38             $32.38
               YEAR ENDED DECEMBER 31, 1996:
                 First Quarter ..........................  $20.66             $18.59
                 Second Quarter .........................  $21.28             $18.86
                 Third Quarter ..........................  $22.73             $19.09
                 Fourth Quarter .........................  $27.62             $21.82

    Dividends. The following table sets forth the cash dividends per Common Share declared and paid by the Company during the last two fiscal years, adjusted to reflect 10% stock dividends that took effect in May 1996 and 1997:

                YEAR ENDED DECEMBER 31, 1997:
                  First Quarter .........................   $.082
                  Second Quarter ........................    .090
                  Third Quarter .........................    .090
                  Fourth Quarter ........................    .090

                YEAR ENDED DECEMBER 31, 1996:
                  First Quarter .........................   $.075
                  Second Quarter ........................    .082
                  Third Quarter .........................    .082
                  Fourth Quarter ........................    .082


    The Board of Directors contemplates the payment of future dividends only if warranted by the Company's consolidated earnings and financial condition and other relevant factors, including regulatory restrictions and tax consequences. There can be no assurance regarding the timing or the amount, if any, of future dividends.

    The principal source of income to CENFED consists of dividends received from the Bank. Consequently, future declarations of cash dividends by CENFED will depend principally upon dividend payments by CenFed Bank to CENFED, which payments are subject to regulatory restrictions. CenFed Bank is subject to the restriction, among others under such regulations, that it will not be permitted to declare or pay a cash dividend on or repurchase any of its capital stock if the effect thereof would be to cause the regulatory capital of CenFed Bank to be reduced below the amount required for the liquidation account established in connection with the conversion from mutual to stock form. See "Item 1. Business -- Regulation -- Restrictions on Dividends and Other Capital Distributions." In addition, distributions by CenFed Bank to its stockholder in excess of current earnings and profits for federal income tax purposes may result in a federal recapture tax. See "Item 1. Business -- Tax Matters."

    Number of Holders of Common Stock. As of February 28, 1998, the number of holders of record of CENFED's Common Stock was 562. The majority of the Company's stock is held in "street name" by nominees for the beneficial owners thereof.

ITEM 6. SELECTED FINANCIAL DATA



(Dollars in Thousands, except per share amounts)                             At December 31,
                                                --------------------------------------------------------------------------
                                                   1997            1996            1995            1994            1993
                                                ----------      ----------      ----------      ----------      ----------
FINANCIAL CONDITION DATA:
Total assets ..............................     $2,209,038      $2,184,647      $2,155,239      $1,849,683      $1,488,854
Loans held for investment, gross (1):
Residential and commercial real estate ....     $1,239,682      $1,293,387      $1,409,705      $1,231,249      $  849,378
Small business loans ......................        105,117          92,779          71,423              --              --
Construction ..............................            463           2,375           6,321           6,086           1,557
Home equity and property improvement ......         61,580           1,929           2,235           2,763           3,982
Consumer and other ........................          3,128           2,483           2,887           3,928           2,579
                                                ----------      ----------      ----------      ----------      ----------
 Total gross loans held for investment ....     $1,409,970      $1,392,953      $1,492,571      $1,244,026      $  857,496
                                                ==========      ==========      ==========      ==========      ==========
Mortgage-backed securities ................     $  417,393      $  442,015      $  341,288      $  315,753      $  375,905
Intangible assets, net ....................     $      203      $      205      $      248      $      701      $    3,745
Total deposits ............................     $1,551,240      $1,558,470      $1,551,329      $1,310,505      $1,040,181
Total borrowings ..........................     $  505,738      $  497,868      $  473,352      $  436,112      $  354,658
Equity capital ............................     $  135,606      $  113,818      $  104,552      $   91,221      $   86,506
Equity to assets ratio ....................           6.14%           5.21%           4.85%           4.93%           5.81%

                                                                      At or For the Years Ended December 31,
                                                --------------------------------------------------------------------------
                                                   1997            1996            1995            1994            1993
                                                ----------      ----------      ----------      ----------      ----------
OPERATING DATA:
Interest and dividend income ..............     $  164,410      $  157,083      $  136,449      $   99,137      $   86,488
Interest expense ..........................        113,179         105,924          97,964          60,141          47,145
                                                ----------      ----------      ----------      ----------      ----------
Net interest income .......................         51,231          51,159          38,485          38,996          39,343
Provisions for loan losses ................          6,000           8,050           2,900           2,300           4,075
                                                ----------      ----------      ----------      ----------      ----------
Net interest income after provisions for
 loan losses...............................         45,231          43,109          35,585          36,696          35,268
                                                ==========      ==========      ==========      ==========      ==========

Non-interest income .......................          8,607          12,633           7,254           7,363           4,669
Operating expenses ........................         33,040          44,067          33,151          32,069          25,527
                                                ----------      ----------      ----------      ----------      ----------
Net earnings ..............................     $   13,790      $   11,338      $    7,197      $    8,998      $    8,608
                                                ==========      ==========      ==========      ==========      ==========

PER SHARE DATA:
Net earnings, basic .......................     $     2.37      $     2.03      $     1.32      $     1.73      $     1.72
Net earnings, diluted .....................     $     2.27      $     1.92      $     1.26      $     1.66      $     1.66
Dividends paid ............................     $     0.35      $     0.31      $     0.25      $     0.16      $     0.14
Dividends paid as % of basic earnings
 per share.................................          14.77%          15.27%          18.94%           9.25%           8.14%

Book value, at end of year ................     $    22.58      $    20.07      $    18.96      $    16.89      $    17.29
Tangible book value, at end of year .......     $    22.55      $    20.04      $    18.92      $    16.76      $    16.54

                                                                           At or For the Years Ended December 31,
                                                       --------------------------------------------------------------------------
                                                        1997             1996             1995             1994             1993
                                                       ------           ------           ------           ------           ------
OTHER DATA:
Return on average assets ....................            0.61%            0.53%            0.36%            0.55%            0.66%
Return on average equity ....................           11.39%           10.54%            7.46%           10.21%           11.13%
Average tangible equity to average assets ...            5.34%            5.00%            4.82%            5.14%            5.63%
Interest rate spread for period .............            2.24%            2.37%            2.01%            2.53%            3.16%
Net  yield on average interest earning
  assets.....................................            2.42%            2.54%            2.11%            2.60%            3.19%
Average interest earning assets to average
interest bearing liabilities ................          103.54%          103.33%          101.89%          101.79%          101.01%

Net interest income after provisions for
loan losses to other expenses ...............          136.90%           97.83%          107.34%          114.43%          138.16%
Other expenses to average assets (2) ........            1.46%            2.05%            1.65%            1.95%            1.95%
Nonperforming assets to total assets (3) ....            0.92%            1.46%            0.98%            1.10%            1.07%
Loan originations (4) .......................        $142,927         $138,579         $252,416         $567,869         $347,614
Number of full service banking offices ......              18               18               18               20               18

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

(4) Originations in the years ended December 31, 1997, 1996, 1995, 1994 and 1993 included $21.0 million, $36.5 million, $48.9 million, $40.0 million and $78.0 million, respectively, of loans held for sale.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION AND ASSET QUALITY

OPERATING STRATEGY
        Prior to its decision to enter into a plan of merger with Golden State, the Company's operating strategy consisted of three primary elements: (i) acquiring assets providing net returns that satisfy the Company's rate of return requirements; (ii) focusing on retail deposit gathering as the principal source of funding; and (iii) increasing the efficiency of Company operations. Pursuant to this operating strategy, the Company emphasized an asset acquisition program that focused on lines of business which management believed had higher risk-adjusted returns than residential mortgage lending.

        Acquiring assets providing returns that satisfy the Company's cost of capital requirements. The Company seeks assets that provide returns, on a credit risk-adjusted basis, that meet or exceed its cost of capital. In pursuit of this strategy, the Company identifies new lines of business in which it believes it can successfully serve customer niches at satisfactory returns. It also identifies current lines of business that no longer meet return requirements and exits those businesses. This strategy has been realized through the Company's entry into small business lending, primarily under lending programs sponsored by the United States Small Business Administration ("SBA"), and through the discontinuation of single family lending operations. The Company offers single family real estate loans through a referral relationship with a lender whose lending officers utilize office space in the Company's retail delivery system. The Company purchases packages of single family loans from other institutions from time to time. The Company offers multifamily and commercial real estate loans (collectively referred to as "commercial real estate loans"), which management believes meet its return objectives. Small business loans and commercial real estate loans involve more credit risk than does single family lending and the Company's emphasis on these lines of business will increase the credit risk in the its loan portfolio. The increased credit risk requires higher levels of provisions for loan losses, but management believes the credit cost will be more than offset by higher returns.

        The mix of loans originated and purchased has been significantly altered by the strategic emphasis on risk-adjusted returns. The following charts compare the product mix of loans originated and purchased in 1995 (excluding the GFC purchase) and 1997:


                                   PIE CHART

                                   1995             1997
                                   ----             ----
Single family....................$276,203         $79,319
Commercial.......................$ 52,268         $93,039
Small business...................$ 31,213         $51,184
Equity/other.....................$  3,798         $79,644



        Focusing on retail deposit gathering as the principal source of funding. The Company believes that deposits gathered through its retail delivery system are the most stable and economical source of funding for its operations in the long run. To increase the size of its retail delivery offices and gain greater name recognition in the highly competitive Southern California marketplace, the Company uses consolidations, acquisitions, sales and exchanges of deposits. In 1994, the Company acquired United California Savings Bank and, as a result, gained entrance into Riverside County and strengthened its presence in Orange County. In 1994 and 1995, the Company also entered into branch exchanges with competitors that led to a decrease in the numbers of retail offices while maintaining total retail deposit balances. The combination of these branching transactions have enabled the Company to achieve an average deposit portfolio of $74.2 million per retail delivery office.

        Focusing on the efficiency of Company operations. The Company has achieved economies of scale through cost containment and asset growth. Asset growth and branching opportunities in recent years have been significant contributors to the achievement of these objectives. The ratio of general and administrative expenses (excluding the deposit insurance recapitalization premium paid in 1996) to average assets--one traditional measure of efficiency--has fallen in each year, as illustrated in the following chart:

                                   BAR GRAPH

                                           1994      1995      1996      1997
                                           ----      ----      ----      ----
Average Assets (billions)..........       $1.65     $2.00     $2.15     $2.26
G&A ratio..........................        1.95%     1.65%     1.63%     1.46%


Management believes that its cost containment efforts have led to a cost structure that cannot be significantly reduced so further improvements in the Company's efficiency will be dependent upon asset growth.

DECISION TO ENTER INTO PLAN OF MERGER

        The Company entered into an Agreement and Plan of Merger with Golden State Bancorp Inc. ("GSB") on August 17, 1997. The Company's decision to consider a merger was the result of an ongoing evaluation process that began in 1994 when the Company engaged an investment banking firm to provide financial advice on strategic direction and business combination prospects. In connection with the annual strategic planning process for 1997, the Company discussed a number of factors relative to the likelihood of success in achievement of its financial objectives, including: (i) asset growth and business line expansion that would be required for the Company to achieve its goals, including a 15% return on equity, and risks associated with those goals, (ii) acquisition premiums being paid in the current market and the adverse impact thereof on the prospects of CENFED's success in acquiring another financial institution, (iii) competitive forces that make achievement of growth objectives dependent on significant investments in marketing and technology with no assurance of success, and (iv) record premiums being paid for thrift institutions, as measured by ratios of price-to-earnings, price-to-book value and price-to-tangible book value.

        The Company entered into the Agreement and Plan of Merger with GSB because it determined that such a merger was in the best interest of shareholders. In reaching this determination, the Company's directors considered, among other things: (i) the fairness of the consideration, (ii) risks to achieving a business strategy based upon independence, (iii) benefits to customers and shareholders of a business combination with GSB, and (iv) the reputation, business practices, strategic objectives and financial condition of GSB. The list of factors considered is not exhaustive, but includes several of the material factors considered by the Company's directors and executive management.

        More details of the merger agreement may be found in the Definitive Proxy Statement filed pursuant to Schedule

14(a) of the Securities Exchange Act of 1934 which is incorporated herein by reference.

        The effect of the Agreement and Plan of Merger on the execution of the Company's business plan for 1997 was, in general, to replace the asset acquisition and growth objectives with actions intended to maintain the franchise value of the Company and further the consummation of the merger. Among the financial consequences of the change in business strategy were: (i) limited asset growth in 1997, (ii) cancellation of the development and introduction of certain products and services originally intended to further diversify the Company's assets and liabilities, and (iii) incurrence and inclusion of substantial merger-related expenditures that are reflected in net earnings.

EARNINGS PERFORMANCE
        Management refines its evaluation of the Company's earnings performance by excluding certain "non-core" items which obscure the performance of its core lines of business. Core earnings exclude gains and losses on sales of investments and mortgage-backed securities and nonrecurring adjustments. The following table reconciles the Company's net earnings as reported in the consolidated statements of operations to core earnings, as defined by the
Company:

                                                           YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------
(In thousands)                                      1997            1996            1995
                                                  --------        --------        --------
Net earnings ..............................       $ 13,790        $ 11,338        $  7,197
Non-core elements, after taxes:
  Gains on sales of investments and MBS ...          1,177             652              48
  Income (loss) from real estate operations           (896)          1,907            (396)
  SAIF recapitalization assessment ........             --          (5,281)             --
  Extraordinary items .....................             --            (364)             --
  Nonrecurring adjustments ................         (1,147)           (620)           (119)
  Adjustments to income taxes .............             --           3,356              --
                                                  --------        --------        --------
      Non-core items, after taxes .........           (866)           (350)           (467)
                                                  --------        --------        --------
     CORE EARNINGS ........................       $ 14,656        $ 11,688        $  7,664
                                                  ========        ========        ========
     Core earnings per share, diluted .....       $   2.41        $   1.98        $   1.34
                                                  ========        ========        ========

        Summarized statements of income, on a core-earnings basis, are as follows:

                                                 YEARS ENDED DECEMBER 31,
                                       ----------------------------------------
(In thousands)                             1997            1996            1995
                                       --------        --------        --------
Net interest income ............       $ 51,231        $ 51,159        $ 38,485
Provisions for loan losses .....         (6,000)         (8,050)         (2,900)
Non-interest income ............          8,123           8,221           7,854
Operating expenses .............        (31,063)        (33,893)        (32,945)
Income taxes ...................         (7,635)         (5,749)         (2,830)
                                       --------        --------        --------
  Core earnings ................       $ 14,656        $ 11,688        $  7,664
                                       ========        ========        ========

        Improvement in core earnings in 1997, compared to 1996, was primarily attributable to lower provisions for losses and reductions in operating expenses due to lower deposit insurance premiums. Merger-related expenses, totaling $1.1 million after taxes, were excluded from core earnings for 1997.

        Core earnings in 1996, compared to 1995, increased by 52% primarily due to a 32% increase in net interest income in 1996. Greater net interest income in 1996 than in 1995 more than offset increases in provisions for loan losses, operating expenses and income taxes.

        Changes in elements of the income statement are described in greater detail in "--Results of Operations."

ANALYSIS OF STATEMENT OF FINANCIAL CONDITION

        Consolidated assets of the Company at December 31, 1997 increased by $24.4 million, or 1.1%, from the end of the previous year. The Company's original business plan for 1997, based on the assumption that the Company would remain an independent entity, projected greater asset growth than was achieved during the year. In connection with the announcement of the Plan of Merger with GSB in August 1997, the Company's emphasis on asset growth was replaced with a focus on maintaining the franchise while simultaneously taking steps to consummate the merger. In 1996, the Company's consolidated assets increased by $29.6 million, or 1.4%, from the end of 1995. Limited growth in 1996 was predominantly due to a decrease in originations and purchases of single family loans, which led to loan portfolio shrinkage.

        The following tables sets forth significant changes in the Company's statement of financial condition:

                                                    INCREASE (DECREASE) AT DECEMBER 31,
                                                    -----------------------------------
      (In thousands)                                 1997 VS. 1996      1996 VS. 1995
                                                    --------------      ---------------
Loans held for investment, net ...............       $     17,481        ($   100,787)
Mortgage-backed securities ...................            (24,622)            100,727
Investment securities ........................             28,080              27,941
All other, net ...............................              3,452               1,738
                                                     ------------        ------------
    Change in total assets ...................       $     24,391        $     29,619
                                                     ============        ============
Customer deposit accounts ....................       ($     7,230)       $      7,141
Borrowings ...................................              7,870              24,516
Stockholders' equity .........................             21,788               9,477
All other, net ...............................              1,963             (11,515)
                                                     ------------        ------------
    Change in total liabilities and equity ...       $     24,391        $     29,619
                                                     ============        ============


        Loans Held for Investment. Loans held for investment increased by $17.5 million during 1997, compared to $100.8 million of net shrinkage in the portfolio in 1996. During the year, the Company's portfolio of home equity loans, commercial real estate loans and small business loans increased while its single family first mortgage portfolio declined. Home equity loan balances increased by $59.7 million at the end of 1997, compared to 1996, due to a purchase of $79.6 million of loans in the first quarter of the year. Commercial real estate and small business loan balances increased by $57.4 million and $12.3 million, respectively, during 1997. Loan originations for both loan types increased in 1997, compared to 1996. Single family first mortgages decreased by $111.1 million in 1997 due to decreases in originations volume during the year.

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

        Mortgage-backed securities. Historically, the Company has purchased mortgage-backed securities to meet asset growth or mix objectives when it couldn't meet those objectives through loan originations and purchases. The Company sought to maximize the size of its asset base, within the constraints necessary to maintain its regulatory designation as a "well-capitalized" institution. The Company designates its mortgage-backed securities as available for sale and may eventually sell them and use the proceeds to fund loans. After entering into the Agreement and Plan of Merger in 1997, asset growth objectives were moderated. As a result, total mortgage-backed securities decreased.

        During 1996, the Company's portfolio of mortgage-backed securities increased by $100.7 million, as the Company was unable to originate sufficient loan volumes during the year to meet its growth objectives.

        Investment Securities. With the exception of municipal tax advantaged securities and Federal Home Loan Bank of San Francisco stock, the Company's investment securities are generally acquired to meet regulatory liquidity requirements. In 1997, investment securities grew by $28.1 million, comprised of $15.5 million of liquidity-qualified investments, $7.4 million of municipal securities and $5.0 million of FHLB stock. The growth in liquidity investments occurred prior to the reduction in the liquidity requirement from 5% to 4% late in 1997.
        During 1996, the Company's investment security portfolio increased by $27.9 million, primarily due to an increase in holdings of U.S. Government obligations. In connection with an interest rate reduction strategy, the Company sold fixed rate mortgage-backed securities during 1996 and, in certain cases, reinvested the proceeds in U.S. Government obligations.

        Customer Deposit Accounts. As stated in its operating strategy, the Company believes that customer deposit accounts are the most valuable source of funding, in the long run. In 1997, customer deposit accounts from retail sources increased by $3.0 million, but a $10.2 million decrease in wholesale-sourced accounts led to a net decrease in deposits. During 1997, retail transaction account balances, which generally bear a lower rate of interest than time deposits, increased by $21.2 million.

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

        Borrowings. When it is unable to build its customer deposit account base to levels required to fund assets, the Company utilizes borrowings. The Company primarily utilizes borrowings from the FHLB of San Francisco and securities sold under agreements to repurchase to meet funding needs. During 1997, total borrowings increased by $7.9 million -- an amount that offset the decrease in deposits -- which consisted of a $64.0 million increase in FHLB advances and a $56.2 million decrease in securities sold under agreements to repurchase.

        In 1996, borrowing increased by $24.5 million, consisting of $49.0 million of additional FHLB advances, a decrease of $19.4 million of securities sold under agreements to repurchase, and a $5.1 million decrease in notes payable.

        Stockholders' Equity. Stockholders' equity increased by $21.8 million in 1997, consisting primarily of $11.8 million of net earnings after deducting cash dividends paid, a $ 2.8 million improvement in the unrealized gain on securities available for sale, and $5.2 million of paid in capital growth in connection with exercises of stock options. The volume of stock options exercises increased during 1997 due to the announced Plan of Merger with GSB. Stockholders' equity increased by $9.5 million in 1996, due primarily to $11.3 million of net earnings that was reduced by a $2.4 million decrease in the unrealized gain on securities available for sale.

ASSET QUALITY

        Delinquent Loans. The Company's delinquency experience is affected by the value of the real estate securing its loans, the ability of borrowers to make increased payments under ARMs if interest rates increase and other factors that are not in the Company's control, such as national and local economic conditions. Total delinquent loans as a percentage of loans receivable (held for investment and held for sale) were 1.26% at December 31, 1997, compared to 2.08% at the end of 1996. The 82 basis point improvement during 1997 brought the delinquent loan ratio to its lowest level since June 30, 1995 and represented the reversal of an adverse trend of increasing percentages of delinquent loans that the Company had experienced in 1995 and 1996.

        The following table sets forth the Company's delinquent loans by type of loan, in dollars and as a percentage of the portfolio of loans held for investment and for sale, at the dates indicated:

                                                                               AT DECEMBER 31,
                                                   ------------------------------------------------------------------------
                                                           1997                      1996                      1995
                                                   --------------------      --------------------      --------------------
                                                                 % OF                      % OF                       % OF
                                                  PRINCIPAL      GROSS      PRINCIPAL      GROSS      PRINCIPAL      GROSS
      (Dollars in thousands)                       BALANCE       LOANS       BALANCE       LOANS       BALANCE       LOANS
                                                   -------      -------      -------      -------      -------      -------
Loans Delinquent For:
 31-60 days ..................................     $ 2,348         0.15%     $ 7,012         0.47%     $ 4,408         0.28%
 61-90 days ..................................       2,815         0.19%       4,996         0.33%       1,790         0.11%
 91 days and over ............................      13,998         0.92%      16,878         1.12%      15,173         0.95%
                                                   -------      -------      -------      -------      -------      -------
                                                   $19,161         1.26%     $28,886         1.92%     $21,371         1.34%
                                                   =======      =======      =======      =======      =======      =======
Delinquencies, as a Percentage of Product Line
 Single family ...............................     $12,484         1.37%     $20,483         2.11%     $15,404         1.37%
 Commercial real estate ......................       2,146         0.48%       4,262         1.09%       3,222         0.88%
 Small business ..............................       4,487         2.72%       4,122         3.07%       2,687         3.03%
 Other .......................................          44         1.41%          19         0.28%          58         0.51%
                                                   -------      -------      -------      -------      -------      -------
                                                   $19,161         1.26%     $28,886         1.92%     $21,371         1.34%
                                                   =======      =======      =======      =======      =======      =======

        Although all types of loans have exhibited fluctuations in the percentage of loans that were delinquent, the Company's recent favorable trend and previous adverse trends were largely a function of the performance of the single family loan portfolio, as illustrated in the following chart:


                                      CHART

                    12/94       6/95        12/95       6/96        12/96       6/97        12/97
                    -----       -----       -----       -----       -----       -----       -----
All Loans ...       0.94%       1.16%       1.34%       1.86%       1.92%       1.56%       1.26%
Single Family       0.90%       1.15%       1.37%       1.50%       2.11%       1.58%       1.37%

Management believes the recent improvements in single family delinquencies is attributable to a combination of factors, including improvement in Southern California's economy, increased volumes of home purchases, reductions in financial institution REO inventories which suppressed home prices and greater home liquidity which enabled borrowers to sell their homes to resolve delinquencies.

        The Company's small business loan portfolio has components that are guaranteed by the SBA or are subject to private credit enhancement provisions. The following table sets forth the components of delinquent small business loans at the dates indicated:

                                                          AT DECEMBER 31,
                                                  ------------------------------
       (In thousands)                              1997        1996        1995
                                                  ------      ------      ------
Guaranteed by the SBA ......................      $1,119      $  739      $  105
Subject to credit enhancement ..............       1,703       3,303       2,570
Other delinquencies ........................       1,665          80          12
                                                  ------      ------      ------
    Total ..................................      $4,487      $4,122      $2,687
                                                  ======      ======      ======

Although total small business loan delinquencies didn't increase materially during 1997, the balances of delinquent loans that are not subject to full credit reimbursement has increased. At December 31, 1997, the Company had $1.7 million of delinquent small business loans to which general and specific valuation allowances totaling $187,000 were allocated.

        Commercial real estate loans, consisting of multifamily residential and commercial nonresidential loans, are subject to greater volatility due to the size of the individual loans. At December 31, 1997 and 1996, delinquent commercial real estate loans represented 0.48% and 1.09% of the commercial real estate portfolios at those respective dates. The improvements in delinquency during 1997 occurred during the fourth quarter of the year and were largely due to payments being brought current on a $2.0 million loan. During 1996, delinquent commercial real estate loans increased during the first half of the year, then declined during the second half of the year such that the year-end delinquency rate exceeded the year-end 1995 rate by only 21 basis points.

        Nonperforming Assets. In general, the Company's nonperforming assets reflect the trends previously described with respect to loan delinquencies. The following table sets forth the Company's nonperforming asset activity for the years ended December 31, 1997 and 1996:

                                                                                FOR THE YEARS ENDED
                                                -----------------------------------------------------------------------------------
                                                           DECEMBER 31, 1997                            DECEMBER 31, 1996
                                                --------------------------------------       --------------------------------------
                                               NONACCRUAL                                   NONACCRUAL
          (In thousands)                         LOANS            REO           TOTAL         LOANS           REO            TOTAL
                                                --------       --------       --------       --------       --------       --------
      Balance, beginning of year .........        21,502         10,466         31,968       $ 14,841       $  6,236       $ 21,077
      Additions:
         Single family (1) ...............         8,100             --          8,100         20,843             --         20,843
         Commercial real estate ..........        11,717             --         11,717         16,438             --         16,438
         Small business ..................         7,310             --          7,310          6,512             --          6,512
         Other (1) .......................             9             --              9             33             --             33
                                                --------       --------       --------       --------       --------       --------
                                                  27,136             --         27,136         43,826             --         43,826
                                                --------       --------       --------       --------       --------       --------
      Foreclosures:
         Single family ...................       (12,435)        10,165         (2,270)       (14,746)        10,556         (4,190)
         Commercial real estate ..........        (7,508)         6,291         (1,217)       (10,251)         7,445         (2,806)
         Small business ..................        (2,119)         2,430            311         (1,776)            --         (1,776)
                                                --------       --------       --------       --------       --------       --------

                                                 (22,062)        18,886         (3,176)       (26,773)        18,001         (8,772)
                                                --------       --------       --------       --------       --------       --------
      Negotiated Settlements and Holding
      Period Writedowns:
         Single family (2) ...............            --             --             --         (3,206)          (385)        (3,591)
         Commercial real estate (3) ......          (738)            --           (738)          (913)           (17)          (930)
         Small business ..................          (426)            --           (426)          (413)            --           (413)
         Other ...........................            --             --             --            (40)            --            (40)
                                                --------       --------       --------       --------       --------       --------
                                                  (1,164)            --         (1,164)        (4,572)          (402)        (4,974)
                                                --------       --------       --------       --------       --------       --------
      REO Sales:
         Single family ...................            --        (14,927)       (14,927)            --         (7,729)        (7,729)
         Commercial real estate ..........            --         (7,811)        (7,811)            --         (6,913)        (6,913)
         Small business ..................            --           (692)          (692)            --             --             --
                                                --------       --------       --------       --------       --------       --------
                                                      --        (23,430)       (23,430)            --        (14,642)       (14,642)
                                                --------       --------       --------       --------       --------       --------
      Loans Brought Current:
         Commercial real estate ..........        (6,324)            --         (6,324)        (4,233)            --         (4,233)
         Small business ..................        (2,837)            --         (2,837)        (1,535)            --         (1,535)
         Other ...........................            --             --             --            (29)            --            (29)
                                                --------       --------       --------       --------       --------       --------
                                                  (9,161)            --         (9,161)        (5,797)            --         (5,797)
                                                --------       --------       --------       --------       --------       --------
      Other Changes, net:
         Single family ...................            --           (595)          (595)           (23)           683            660
         Commercial real estate ..........            --           (351)          (351)            --            590            590
         Small business and other ........            --           (972)          (972)            --             --             --
                                                --------       --------       --------       --------       --------       --------
                                                      --         (1,918)        (1,918)           (23)         1,273          1,250
                                                --------       --------       --------       --------       --------       --------
      BALANCE, END OF YEAR ...............      $ 16,251       $  4,004       $ 20,255       $ 21,502       $ 10,466       $ 31,968
                                                ========       ========       ========       ========       ========       ========

----------

(1) For single family and other loans, the additions figure represents the net change from additions and loans brought current.

(2) Represents single family nonaccrual loans resolved through a negotiated payoff in an amount less than the borrowers' contractual obligations to the Company.

(3) Represents loan balances charged off on nonaccruing loans that were not foreclosed.

        Allowances for Loan Losses. The Company maintains specific allowances for loan losses related to particular identified assets and general allowances for loan losses. An analysis of the activity in the allowance for loan losses follows:

                                                  YEARS ENDED DECEMBER 31,
                                         --------------------------------------
(In thousands)                             1997           1996           1995
                                         --------       --------       --------
Balance, beginning of year ........      $ 13,488       $ 12,789       $ 12,529
Provision for estimated losses ....         6,000          8,050          2,900
Acquisitions/Purchases ............         2,606             --            500
Recoveries ........................         2,423          1,849          1,401
Charge-offs .......................        (7,219)        (9,200)        (4,541)
                                         --------       --------       --------
Balance, end of year ..............      $ 17,298       $ 13,488       $ 12,789
                                         ========       ========       ========

        The following table sets forth the Company's net charge-offs by loan types for the periods indicated:

                                              FOR THE YEARS ENDED DECEMBER 31,
                                            ------------------------------------
(In thousands)                                1997          1996          1995
                                            --------      --------      --------
Single family ........................      $  1,727      $  3,673      $  1,807
Commercial real estate ...............         2,924         3,610         1,295
Small business .......................            23            56            --
Other ................................           122            12            38
                                            --------      --------      --------
                                            $  4,796      $  7,351      $  3,140
                                            ========      ========      ========

        Net charge-offs of single family loans in 1997 totaled $1.7 million and represented a 53% decrease from the prior year. Net charge-offs in 1997 related to 112 properties upon which the Company experienced an average loss of 19% per property. During 1996, the Company's net charge-offs of single family loan balances totaled $3.7 million, related to 157 properties.

        Net charge-offs of commercial real estate loans in 1997 totaled $2.9 million, representing a 19% decrease from the preceding year. During the year, the Company repossessed 10 properties during the year and recorded charge-offs of $2.5 million in connection therewith. In 1996, the Company recorded net charge-offs of $3.6 million on its commercial real estate property loan portfolio. During the year, 16 properties were repossessed and $3.5 million charged off.

        The Company's relatively low level of net charge-offs on its small business loans reflects the financial benefits of the credit loss protections on the balances guaranteed by the SBA and the balances guaranteed by GFC. During 1997 and 1996, the Company received credit reimbursements totaling $878,000 and $1.2 million, respectively, from GFC.

        The Company evaluates the adequacy of its allowance for loan losses on at least a quarterly basis. The adequacy of the allowance is measured by comparing the amount of the allowance reflected on the Company's balance sheet to the amount determined to be required by examination of the loan portfolio, including the portions of the loan portfolio classified in accordance with regulatory requirements as special mention, substandard, doubtful or loss (collectively, "criticized loans") and nonperforming loans. The ratio of the allowance to the aggregate amount of criticized loans and to the aggregate amount of nonperforming loans can be affected in unpredictable ways by the specific assets which comprise criticized loans and nonperforming loans and by allowances for losses that are allocated to loans, including criticized loans, that are not nonperforming loans. Accordingly, the Company does not use the ratio of the allowance to aggregate criticized loans or to aggregate nonperforming loans, standing alone, as a measure of the adequacy of the allowance for loan losses.

          At December 31, 1997, the allowance for loan losses totaled $17.3 million and represented 1.13% of total loans held for investment and for sale, compared to an allowance for loan losses totaled $13.5 million which represented
 .90% of total loans held for investment and for sale one year earlier. The increase in the allowance in 1997 was due to a $1.2 million excess of loss provisions over net charge-offs and the recording of a $2.6 million allowance in connection with a bulk purchase of home equity loans.

        The following table sets forth activity in the allowance for loan losses, by type of loan, for the years ended December 31, 1997 and 1996:

                                            SINGLE      COMMERCIAL      SMALL
(In thousands)                             FAMILY(1)    REAL ESTATE    BUSINESS      OTHER(2)        TOTAL
                                           --------      --------      --------      --------      --------
Balance, 12/31/95 ....................        4,043         7,002         1,630           114        12,789

Provisions for loan losses (reductions
credited) ............................        3,622         3,950           507           (29)        8,050

Allowance for lease losses recoveries                                                      16            16

Charge-offs ..........................       (4,539)       (4,062)         (565)          (34)       (9,200)

Recoveries ...........................          866           452           509             6         1,833
                                           --------      --------      --------      --------      --------
Balance, 12/31/96 ....................     $  3,992      $  7,342      $  2,081      $     73      $ 13,488

PROVISIONS FOR LOAN LOSSES (REDUCTIONS
CREDITED) ............................        1,245         3,050         1,635            70         6,000

ACQUISITIONS AND PURCHASES ...........        2,606            --            --            --         2,606

CHARGE-OFFS ..........................       (2,927)       (3,527)         (642)         (123)       (7,219)

RECOVERIES ...........................        1,200           603           619             1         2,423
                                           --------      --------      --------      --------      --------
BALANCE, 12/31/97 ....................     $  6,116      $  7,468      $  3,693      $     21      $ 17,298
                                           ========      ========      ========      ========      ========

(1)   Single family includes home equity loans.

(2)   Other consists of construction and consumer loans.

        Allowances for loan losses allocated to single family loans, which includes home equity loans, increased by $2.1 million in 1997. The combination of the following factors resulted in the net increase: (i) portfolio shrinkage and credit quality improvements at the end of 1997, compared to the end of 1996, resulted in a $845,000 reduction in allocated allowances, (ii) allowances allocated to home equity loans purchased during 1997 and still outstanding at the end of the year resulted in a $1.8 million increase in allowances, and (iii) otherwise unassigned general valuation allowance allocated to single family loans increased by $1.1 million. In 1996, the allowance for loan losses allocated to the single family loan portfolio was largely unchanged from the beginning to the end of the year, although the percentage of the allocated allowance to outstanding single family loans increased by five basis points. The increase is the result of two factors: (i) the amounts of single family loan balances classified as "special mention" or "substandard" were greater at the end of 1996 than at the beginning of the year and progressively greater percentages of the loan loss allowance are allocated to these designations and
(ii) the Company increased the allocation factors for "special mention" and "substandard" loans during the year in concert with the results of the Company's migration analysis. The migration analysis is a statistical tool for forecasting future potential loan losses based on historical loss patterns.

        Allowances for loan losses allocated to the commercial real estate portfolio at December 31, 1997 totaled $7.5 million, representing a $126,000 increase from the prior year end. The increase consisted of : (i) a $1.5 million reduction in allocated general valuation allowances due to improvements in the credit quality, (ii) a $275,000 increase due to portfolio growth, (iii) a $152,000 increase attributable to higher general valuation allowance factors on

"pass"-classified multifamily loans; and (iv) a $1.1 million increase attributable to otherwise unassigned general valuation allowances. The Company's allowances for loan losses allocated to its commercial real estate loan portfolio increased due to growth in the portfolio during 1996.

        The Company's small business loan portfolio was allocated $3.4 million of allowances for loan losses at December 31,1997, compared to $2.1 million at the end of 1996. The majority of the $1.3 million increase was attributable to portfolio growth in small business loans that do not bear credit loss guarantees of either the SBA or GFC. The Company allocated $1.1 million of additional allowances for loan losses to "pass"-graded small business loans of this type. In addition, the Company increased its allocation of otherwise unassigned general valuation allowances by $639,000. During 1996, the Company increased the allocation percentage of allowances on the loans it purchased from GFC in 1995.

CAPITAL RESOURCES AND LIQUIDITY

        The primary sources of liquidity for the Company include scheduled and unscheduled payments on loans, proceeds from sales of investment securities, mortgage-backed securities and loans, cash flows generated from operations, and increases in deposits, FHLB advances and other borrowings.

        The Company offers fixed rate loans to its customers from time to time, but generally sells them in the secondary market. In addition, the Company also purchases ARMs in the secondary market to meet asset growth and earnings objectives. In the years ended December 31, 1997, 1996, and 1995, the Company received $1.5 million, $11.6 million and $27.9 million, respectively, in funds from the sales of loans held for sale. In addition, the Company received $0, $3.9 and $1.5 million of proceeds from the sales of loans and participating interests in loans in the held for investment portfolio in the years ended December 31, 1997, 1996 and 1995, respectively.

        Proceeds from the sales of mortgage-backed securities and investment securities for the years ended December 31, 1997, 1996, and 1995 totaled $214.6 million, $290.2 million, and $66.7 million, respectively. Although the Company's portfolio of mortgage-backed securities grew during 1996, the Company's sales of mortgage-backed securities increased significantly due to portfolio restructuring activities during the year in connection with interest rate risk reduction objectives. The Company sold securities with less favorable interest rate risk characteristics and reinvested in securities that improved the Company's interest rate risk profile.

        Principal repayments on loans and mortgage-backed securities were $310.5 million, $271.8 million, and $186.0 million for the years ended December 31, 1997, 1996, and 1995, respectively. The repayment rate on the Company's loan portfolio increased substantially during 1996. For the years ended December 31, 1997, 1996 and 1995, repayments of loans held for investment represented 17.3%, 12.9% and 9.9%, respectively, of the loan portfolio balances at the beginning of the respective years.

        Customer deposit accounts, the Company's primary source of funds, represented approximately 75% and 76% of interest bearing liabilities at December 31, 1997 and 1996. The percentage of retail customer deposits (deposits not acquired through the Company's money desk operations) to interest bearing liabilities was 64.9% and 64.8% at December 31, 1997 and 1996, respectively. For the years ended December 31, 1997, 1996 and 1995, customer deposit accounts had a net decrease of $7.0 million, and a net increase of $8.1 million and $183.8 million, respectively. During those same respective periods, the Company's deposit purchases, net of deposit sales, totaled $0, $0 and $59.6 million.

        During periods of asset expansion when net deposit flows and increases in stockholders' equity are not sufficient to fund desired levels of growth, the Company may borrow funds from a variety of sources. In the years ended December 31, 1997, 1996 and 1995, the Company increased its total borrowings by $7.9 million, $24.5 million and $37.2 million, respectively. Increases in FHLB advances in those same periods totaled $64.0 million, $49.0 million and $34.8 million, respectively. In addition, the Company frequently borrows funds in the form of repurchase agreements. In the years ended December 31, 1997 and 1996, the Company decreased its borrowings under agreements to repurchase by $56.1 million and $19.4 million, respectively. During 1995, the Company increased this type of borrowing by $2.6 million.

        Savings institutions must, by regulation, maintain liquid assets at prescribed percentages of deposits and short-term borrowings. Liquidity is measured by cash and certain investments which are not committed, pledged, or required to liquidate specific liabilities. Short-term liquidity is generally measured by such assets which have maturities of 12 months or less. Until late 1997, the liquidity ratio and short-term liquidity ratio were 5% and 1%, respectively. Late in 1997, liquidity requirements were modified such that the liquidity requirement was reduced to 4% and the short-term liquidity requirement was eliminated. For the calculation period including December 31, 1997, the Company's liquidity ratio was 8.2%, compared to the 4% requirement. Subsequent to the end of 1997, the Company has reduced its excess liquidity to a level nearer, but still above, the requirement.

ASSET/LIABILITY MANAGEMENT

        Since the mid-1980's, the Company has emphasized the origination of ARMs for portfolio retention to reduce the sensitivity of its earnings to interest rate fluctuations. Interest rate "gap" analysis is a common, but imperfect, measure of interest rate risk which measures the relative dollar amounts of interest earning assets and interest bearing liabilities which reprice within a specific time period, either through maturity or rate adjustment. The "gap" is the difference between the amounts of such assets and liabilities that are subject to such repricing. A "positive" gap for a given period means that the amount of interest earning assets maturing or otherwise repricing within that period exceeds the amount of interest bearing liabilities maturing or otherwise repricing within the same period. Accordingly, in a rising interest rate environment, an institution with a positive gap would generally be expected, absent the effects of other factors, to experience a greater increase in the yield of its assets relative to the cost of its liabilities. Conversely, the cost of funds for an institution with a positive gap would generally be expected to decline less quickly than the yield on its assets in a falling interest rate environment. Changes in interest rates generally have the opposite effect on an institution with a "negative" gap. At December 31, 1997, the Company's one-year gap was a positive 16.7% of assets.

There are fairly significant shortcomings inherent in this simplified gap analysis, however, that may result in an institution with a nominally positive gap having interest rate behavior associated with a negative gap. Among the factors that the gap analysis does not reflect are:

        (i) restrictions on maximum changes in rates at date of repricing - certain assets, such as ARMs, have features which limit increases and decreases in interest rates on both a short-term basis and over the lives of the assets (generally referred to as "interest rate caps" and "interest rate floors");

        (ii) rate-sensitivity of index upon which ARMs are based - interest rates on certain types of assets and liabilities typically fluctuate in advance of changes in general market interest rates, while interest rates on other types may lag changes in general market rates, as is the case with ARMs with interest rate adjustments tied to an index published by the FHLB of San Francisco, which tends to lag changes in general market rates of interest and thus react more slowly to such changes than does the Company's actual cost of funds;

        (iii) frequency of repricing - a further delay in the ability of the Company's ARMs to react to changes in general market rates may be expected because the interest rate on a substantial portion of the ARMs adjusts quarterly or semi-annually; and

        (iv) introductory interest rates - at certain times, the Company's new loans have introductory interest rates that are lower than the loans' general rate terms would provide. While the period during which such introductory interest rates are in effect is limited, the introductory interest rates have the effect of reducing the net interest income earned by the Company as compared with what would be earned were such introductory rates not offered.

        In the event of a change in interest rates, prepayments of ARMs and early withdrawals of deposits could also deviate significantly from those assumed in calculating the interest rate gap. The ability of many borrowers to service their debt may also decrease in the event of an interest rate increase.

        The following table sets forth the amount of interest earning assets and interest bearing liabilities outstanding at December 31, 1997 which are expected to reprice or mature in each of the future time periods shown.

                                                         MORE         MORE        MORE         MORE
                                               6        THAN 6       THAN 1      THAN 3       THAN 5
                                             MONTHS    MONTHS TO    YEAR TO     YEARS TO      YEARS TO     OVER 10
                                            OR LESS     1 YEAR      3 YEARS      5 YEARS      10 YEARS       YEARS      TOTAL
                                          ----------  ----------   ----------   ----------   ----------   ----------  ----------
                                                                            (DOLLARS IN THOUSANDS)
INTEREST EARNING ASSETS:
Federal funds sold ...................... $    2,000          --           --           --           --           --  $    2,000

Investment securities ...................     53,692      10,008       20,058           --           --       83,127     166,885

MBS .....................................    388,575      18,824        9,696          298           --           --     417,393

Loans held for sale, at lower of cost or
fair value ..............................    102,807       8,331        2,740          724        1,182          986     116,770

Loans held for investment, net ..........  1,015,286     163,226      106,485       85,213       34,195        4,383   1,408,788

Investment in FHLB stock, at cost .......     22,914          --           --           --           --           --      22,914
                                          ----------  ----------   ----------   ----------   ----------   ----------  ----------

     TOTAL INTEREST EARNING ASSETS ...... $1,585,274  $  200,389   $  138,979   $   86,235   $   35,377   $   88,496  $2,134,750
                                          ==========  ==========   ==========   ==========   ==========   ==========  ==========
INTEREST BEARING LIABILITIES:
  Customer deposit accounts ............. $  613,547  $  421,230   $  325,163   $   90,648   $   61,103   $   39,549  $1,551,240

  Securities sold under agreement to
repurchase ..............................     74,488          --           --           --           --           --      74,488

  Notes payable .........................         --          --       17,750           --           --           --      17,750

  FHLB advances .........................    264,500      55,000       94,000           --           --           --     413,500
                                          ----------  ----------   ----------   ----------   ----------   ----------  ----------

     TOTAL INTEREST BEARING LIABILITIES . $  952,535  $  476,230   $  436,913   $   90,648   $   61,103   $   39,549  $2,056,978
                                          ==========  ==========   ==========   ==========   ==========   ==========  ==========

Interest sensitivity gap per period ..... $  632,739  $ (275,841)  $ (297,934)  $   (4,413)  $  (25,726)  $   48,947  $   77,772

Cumulative interest sensitivity gap ..... $  632,739  $  356,898   $   58,964   $   54,551   $   28,825   $   77,772


Cumulative gap as a percent of
total interest earning assets ...........      29.64%      16.72%        2.76%        2.56%        1.35%        3.64%


Cumulative interest sensitive assets as a
percent of interest sensitive liabilities     166.43%     124.98%      103.16%      102.79%      101.43%      103.78%

        Except as stated below, the amounts of assets and liabilities shown which reprice or mature within a particular period were determined in accordance with the contractual terms of the asset or liability. For one- to four-family residential fixed rate mortgages, the assumed average annual prepayment rate was 21%. Prepayment rates on other fixed rate mortgage loans ranged from 12% to 40%, with an average of 23%. Loans with adjustable rates are shown as being due in the next adjustment period. Withdrawal rates on the Company's regular passbook savings, money-market deposits, NOW and checking accounts, which totaled $342.6 million at December 31, 1997, were based on statistics developed with the Office of Thrift Supervision Net Portfolio Value Model. The interest rate sensitivity of the Bank's assets and liabilities illustrated on the previous page would vary substantially if different assumptions were used or if actual experience differs from that indicated by such assumptions.

The following table shows the Bank's financial instruments that are sensitive to changes in interest rates, categorized by expected maturity, and the instrument's fair values at December 31, 1997.

                                                                 Expected Maturity Date at December 31, 1997
                                      ----------------------------------------------------------------------------------------------
                                                                                                    After        Total        Fair
                                          1998       1999        2000       2001         2002       2002        Balance       Value
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                                           (Dollars in Thousands)
Interest sensitive assets:

  Federal funds sold ................ $    2,000  $       --  $       --  $       --  $       --  $       --  $    2,000  $    2,000

      Average interest rate .........       4.50%         --          --          --          --          --        4.50%

  Investment securities .............     35,043       8,485          --      29,950      10,020      83,387     166,885     166,885

      Average interest rate .........       5.63%       5.66%         --        6.02%       6.57%       7.70%       6.78%

   Gross loans:
      Single family real estate .....    196,267     153,126     119,920      94,230      73,703     272,857     910,103     929,242

        Average interest rate .......       8.23%       8.15%       8.07%       8.01%       7.97%       7.85%       8.04%

      Multifamily  and
commercial real estate ..............     88,708      75,858      57,524      46,619      37,010     141,246     446,965     451,966


        Average interest rate .......       8.43%       8.43%       8.39%       8.41%       8.39%       8.29%       8.37%

      Small business  loans .........     23,989      18,685      16,385      14,400      12,583      78,517     164,559     182,693

          Average interest rate .....      10.55%      10.54%      10.53%      10.53%      10.53%      10.52%      10.53%

      Construction ..................        463          --          --          --          --          --         463         463

          Average interest rate .....       8.50%         --          --          --          --          --        8.50%

      Consumer loans ................      3,013          35          22          14          11          33       3,128       3,128

          Average interest rate .....      11.09%      12.87%      12.77%      11.41%      11.01%      11.01%      11.12%

   Mortgage-backed securities .......     82,084      66,052      53,074      42,682      34,372     139,129     417,393     417,393

          Average interest rate .....       6.86%       6.85%       6.86%       6.86%       6.90%       6.88%       6.89%


   Investment in FHLB stock .........         --          --          --          --          --      22,914      22,914      22,914

          Average interest rate .....         --          --          --          --          --                   6.00%       6.00%
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

   Total interest sensitive assets... $  431,567  $  322,241  $  246,925  $  227,895  $  167,699  $  738,083  $2,134,410  $2,176,684
                                      ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========

Interest sensitive liabilities:
   Deposits:
      Checking ...................... $   51,444  $   16,703  $   16,703  $    4,834  $    4,834  $   18,952  $  113,470  $  113,470

          Average interest rate .....       0.87%       0.87%       0.87%       0.87%       0.87%       0.87%       0.87%


      Savings .......................     28,535      21,671      21,671      14,128      14,128      67,721     167,854     167,854

          Average interest rate .....       3.20%       3.20%       3.20%       3.20%       3.20%       3.20%       3.20%

      Money-market ..................     48,381       3,369       3,369       1,604       1,604       2,916      61,243      61,243

          Average interest rate .....       4.12%       4.12%       4.12%       4.12%       4.12%       4.12%       4.12%

      Certificates ..................    906,352     135,821     105,906      25,870      23,657      11,067   1,208,673   1,208,971

          Average interest rate .....       5.56%       6.08%       6.52%       6.09%       6.10%       5.77%       5.73%

   Borrowings:
      Reverse repurchase agreements .     74,488          --          --          --          --          --      74,488      74,502

          Average interest rate .....       5.83%         --          --          --          --          --        5.83%

      Notes payable .................         --          --          --      17,750          --          --      17,750      19,238

          Average interest rate .....         --          --          --       11.17%                              11.17%

      FHLB advances .................    319,500      49,000      45,000          --          --          --     413,500     413,810

          Average interest rate .....       5.79%       6.11%       6.37%         --          --          --        5.90%
                                      ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

Total interest sensitive liabilities  $1,428,700  $  226,564  $  192,649  $   64,186  $   44,223  $  100,656  $2,056,978  $2,059,078
                                      ==========  ==========  ==========  ==========  ==========  ==========  ==========  ==========



        Expected maturities are contractual maturities adjusted for prepayments of principal. The bank uses assumptions to estimate fair values and expected maturities. For assets, expected maturities are based on contractual maturity, projected repayments and prepayments of principal. The assumed annual prepayment rate was 21%, 40% and 12% for the single family, home equity and home improvement, and commercial and small business portfolios, respectively.

        Net Portfolio Value. Another method of analyzing a financial institution's interest rate risk is by measuring the change in net portfolio value ("NPV") under various interest rate scenarios. NPV represents the difference between the fair values of assets and the fair values of liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in that scenario. The sensitivity measure is the decline in the NPV ratio in basis points, caused by a 200 basis point instantaneous increase or decrease in interest rates, whichever produces a greater decline. The higher an institution's sensitivity measure is, the greater its exposure to interest rate risk.

        On a quarterly basis, the Office of Thrift Supervision produces an analysis on the above basis using its internal model. The Company also calculates its NPV ratio utilizing a simulation program. Due to differences in assumptions used to calculate the fair values of the assets, liabilities and off-balance sheet contracts, the OTS model may generate different results from the Company's.

        As of September 30, 1997, the Company-calculated sensitivity measure was 20.5%, compared to 22% as calculated by the OTS.

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

               Notional Amount ....          $200 million   $75 million
               Strike Rate ........              7.50%          7.00%

        Under the interest rate cap contracts, if the LIBOR rate exceeds 7%, then the Company will receive a stream of interest payments representing the difference between the actual LIBOR rate and 7%, based upon a notional amount of $75 million. If the LIBOR rate exceeds 7.5%, then the Company also will receive, in addition, a payment stream representing the difference between the actual LIBOR rate and 7.5%, based upon a notional amount of $200 million.

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

                                           YEAR ENDED DEC. 31, 1997                 YIELD/RATE
                                      -----------------------------------------
                                                                                        AT
                                        AVERAGE                        AVERAGE       DECEMBER
                                        BALANCE       INTEREST        YIELD/RATE      31,1997
                                      -----------    -----------    -----------     -----------
INTEREST EARNING ASSETS:
  Short-term investments (1) .....    $    14,536    $       785           5.40%           4.50%
  Investment securities (2) ......        181,184         12,580           6.94%           6.67%
  MBS ............................        453,232         31,667           6.99%           6.89%
  Loans (3) ......................      1,547,579        121,335           7.84%           7.98%
                                      -----------    -----------
TOTAL INTEREST EARNING ASSETS ....      2,196,531        166,367           7.57%           7.65%
Non-interest earning assets ......         68,111             --
                                      -----------    -----------

     Total .......................      2,264,642        166,367
                                      -----------    -----------

INTEREST BEARING LIABILITIES:
  Customer deposit accounts ......    $ 1,559,882    $    79,674           5.11%           5.10%
  Short-term borrowings ..........        140,740          7,962           5.66%           5.83%
  FHLB advances ..................        403,155         23,456           5.82%           5.89%
  Notes payable ..................         17,750          2,087          11.76%          11.17%
                                      -----------    -----------

TOTAL INTEREST BEARING LIABILITIES      2,121,527        113,179           5.33%           5.34%

Non-interest bearing liabilities .         22,088

Retained earnings - substantially
  restricted .....................        121,027
                                      -----------    -----------
     Total .......................    $ 2,264,642    $   113,179             --              --
                                      -----------    -----------

Net interest income/interest
 rate spread (4) .................                   $    53,188           2.24%

Net interest earning assets/net
 interest margin (5) .............    $    75,004                          2.42%



                                             Year Ended  Dec.  31, 1996                     Year Ended Dec. 31, 1995
                                      -----------------------------------------     -----------------------------------------

                                        Average                       Average         Average                        Average
                                        Balance        Interest      Yield/Rate       Balance        Interest      Yield/Rate
                                      -----------    -----------    -----------     -----------    -----------    -----------
                                                                                               (Dollars in Thousands)
INTEREST EARNING ASSETS:
  Short-term investments (1) .....    $    13,624    $       694           5.09%    $    13,116    $       795           6.06%
  Investment securities (2) ......        130,426          9,241           7.09%        127,550          9,072           7.11%
  MBS ............................        393,005         28,254           7.19%        333,620         23,527           7.05%
  Loans (3) ......................      1,543,579        120,616           7.81%      1,453,284        105,164           7.24%
                                      -----------    -----------                    -----------    -----------
TOTAL INTEREST EARNING ASSETS ....      2,080,634        158,805           7.63%      1,927,570        138,558           7.19%
Non-interest earning assets ......         66,371             --                         75,567            --
                                      -----------    -----------                    -----------    -----------

     Total .......................    $ 2,147,005    $   158,805                    $ 2,003,137    $   138,558
                                      -----------    -----------                    -----------    -----------

INTEREST BEARING LIABILITIES:
  Customer deposit accounts ......    $ 1,556,497    $    79,286           5.09%    $ 1,440,191    $    71,130           4.94%
  Short-term borrowings ..........        114,852          6,442           5.61%        167,668         10,371           6.19%
  FHLB advances ..................        321,878         17,897           5.56%        261,119         13,972           5.35%
  Notes payable ..................         20,375          2,299          11.28%         22,924          2,491          10.87%
                                      -----------    -----------                    -----------    -----------

TOTAL INTEREST BEARING LIABILITIES      2,013,602        105,924           5.26%      1,891,902         97,964           5.18%

Non-interest bearing liabilities .         25,833                                        14,715             --

Retained earnings - substantially
  restricted .....................        107,570             --                         96,520             --
                                      -----------    -----------                    -----------    -----------
     Total .......................    $ 2,147,005    $   105,924             --     $ 2,003,137    $    97,964
                                      -----------    -----------                    -----------    -----------

Net interest income/interest
 rate spread (4) .................                   $    52,881           2.37%                   $    40,594           2.01%

Net interest earning assets/net
 interest margin (5) .............    $    67,032                          2.54%    $    35,668                          2.11%



----------
1) Short-term investments includes federal funds sold, certificates of deposit and repurchase agreements.

2) Investment securities at and for the years ended December 31, 1997, 1996 and 1995 include tax-exempt securities which have been presented on a fully taxable-equivalent basis by increasing interest income by $1,957,000, $1,722,000, and $2,109,000 respectively, and applying the federal statutory tax rate.

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


                                                                      COMPARATIVE YEARS ENDED DECEMBER 31,
                                       --------------------------------------------------------------------------------------------
                                                     1997 VS. 1996                                     1996 VS. 1995
                                                 INCREASE (DECREASE)                                 INCREASE (DECREASE)
                                                   ATTRIBUTABLE TO:                                   ATTRIBUTABLE TO:
                                       --------------------------------------------    --------------------------------------------
                                        VOLUME       RATE        DAYS         NET       VOLUME       RATE        DAYS         NET
                                       --------    --------    --------    --------    --------    --------    --------    --------
                                                                              (IN THOUSANDS)
INTEREST INCOME ON INTEREST
 EARNING ASSETS:
  Short-term investments (1) .......   $     49    $     45    $     (2)   $     92    $     28    $   (131)   $      2    $   (101)
  Investment securities (2) ........      2,671         118           0       2,789          41         224           0         265
  MBS ..............................      4,227        (814)          0       3,413       4,253         474           0       4,727
  Loans ............................        313         406           0         719       6,815       8,637           0      15,452
  FHLB stock .......................        297          17           0         314         119         172           0         291
                                       --------    --------    --------    --------    --------    --------    --------    --------
TOTAL INTEREST INCOME ON ...........      7,557        (228)         (2)      7,327      11,256       9,376           2      20,634
                                       --------    --------    --------    --------    --------    --------    --------    --------
INTEREST EARNING ASSETS
INTEREST EXPENSE ON INTEREST BEARING LIABILITIES:
  Customer deposit
     accounts ......................        269         336        (217)        388       5,786       2,175         195       8,156
  Short-term borrowings ............      1,482          55         (17)      1,520      (3,049)       (908)         28      (3,929)
  FHLB advances ....................      4,738         870         (49)      5,559       3,326         561          38       3,925
  Notes payable ....................       (301)         95          (6)       (212)       (289)         90           7        (192)
                                       --------    --------    --------    --------    --------    --------    --------    --------
TOTAL INTEREST EXPENSE ON ..........      6,188       1,356        (289)      7,255       5,774       1,918         268       7,960
                                       --------    --------    --------    --------    --------    --------    --------    --------
INTEREST BEARING
LIABILITIES

NET INTEREST INCOME ................   $  1,369    $ (1,584)   $    287    $     72    $  5,482    $  7,458    $   (266)   $ 12,674
                                       ========    ========    ========    ========    ========    ========    ========    ========


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

        Net Interest Income. Net interest income for the years ended December 31, 1997, 1996 and 1995 totaled $51.2 million, $51.2 million and $38.5 million, respectively. The Company's net interest margin in those same periods was 2.42%, 2.54% and 2.11%, respectively and its net interest spread was 2.24%, 2.37% and 2.01%, respectively. The net interest spread represents the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities.

   The following chart presents a twelve-quarter history of the Company's yields on interest-earning assets and cost of interest bearing liabilities:

                                     CHART

                                        Q1-94   Q2-94   Q3-94   Q4-94   Q1-95   Q2-95   Q3-95   Q4-95
                                        -----   -----   -----   -----   -----   -----   -----   -----
Yield on Interest Earning Assets        6.44%   6.24%   6.43%   6.46%   6.77%   7.03%   7.36%   7.54%
Cost of Interest Bearing Liabilities    3.67%   3.67%   3.82%   4.21%   4.76%   5.16%   5.35%   5.38%


                                        Q1-96   Q2-96   Q3-96   Q4-96   Q1-97   Q2-97   Q3-97   Q4-97
                                        -----   -----   -----   -----   -----   -----   -----   -----
Yield on Interest Earning Assets        7.57%   7.74%   7.68%   7.54%   7.63%   7.59%   7.65%   7.45%
Cost of Interest Bearing Liabilities    5.32%   5.22%   5.22%   5.27%   5.29%   5.35%   5.33%   5.36%



        Generally, the Company's net interest spread and net interest margin have not fluctuated materially in 1997 and 1996. In 1997, the average yield on interest-earning assets decreased by 6 basis points, largely due to a 5 basis point reduction in connection with a fourth quarter 1997 loan premium write-down in response to increased prepayments. The Company's cost of funds in 1997, compared to 1996, increased by 7 basis points primarily due to greater reliance on higher-cost borrowings in 1997. An increase in average earning assets in 1997, compared to 1996, and one fewer day in the year (reducing interest expense) almost completely offset the unfavorable effects of the decrease in net interest margin.

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

        Interest and Dividend Income. Interest and dividend income for the years ended December 31, 1997, 1996 and 1995 totaled $164.4 million, $157.1 million and $136.4 million, respectively. Average interest-earning assets steadily increased during the comparative periods, with 5.6% growth in 1997 and 7.9% growth in 1996. Asset growth generated a $7.6 million volume-related increase in interest income in 1997, compared to 1996, and a $11.3 million volume-related increase in interest income in 1996, compared to 1995. The yield on interest-earning assets decreased in 1997, compared to 1996, which resulted in a rate-related decrease in interest income totaling $228,000. The mortgage-backed securities and investment securities portfolios both registered lower yields in 1997 which, in combination, exceeded the beneficial impact of higher loan yields during the year. A 44 basis point increase in the yield on average interest earning assets in 1996, compared to 1995, resulted in a $9.4 million rate-related increase in interest and dividend income.

        For the years ended December 31, 1997, 1996 and 1995, the Company's ratio of average loans to average interest-earning assets was 70%, 74% and 75%, respectively. In 1997, the average yield on loans was 7.84%, representing a three basis point increase from the preceding year. Excluding a $1.1 million loan premium write-down that was recorded in 1997 due to accelerated prepayment rates, the average loan yield would have been 7.91%, or ten basis points higher than in 1996. The yield improvement in 1997 was largely attributable to a greater percentage of the loan portfolio being held in higher-yielding loans, such as small business and home equity loans. The rate-related benefit of the yield improvement was $406,000 including the effect of the loan premium write-down (and $1.5 million excluding the premium write-down). Average loans outstanding increased only marginally in 1997, compared to 1996, resulting in a $313,000 volume-related improvement in interest income. In 1996, the average yield on the loan portfolio increased by 57 basis points, compared to 1995, due to the combined effects of the Company's adjustable rate loans reaching fully-indexed status and a greater percentage of the loan portfolio being represented by higher-yielding small business and commercial real estate loans. As a result, interest on loans increased by $8.6 million due to an increased in rate and by $6.8 million due to higher average portfolio balances in 1996.

        The Company's second largest type of interest earning assets is mortgage-backed securities. In 1997, 1996, and 1995, mortgage-backed securities represented 21%, 19% and 17%, respectively, of average interest-earning assets. For 1997, the average yield on mortgage-backed securities was 6.99%, representing a 20 basis-point decrease from 1996, and resulting in a $814,000 rate-related decrease in interest income. An increase in average mortgage-backed securities balances in 1997, compared to 1996, resulted in a $4.3 million volume-related increase in interest income. The average yield on mortgage-backed securities increased by 14 basis points in 1996, compared to 1995, resulting in a $500,000 rate-related increase to interest income. During 1996, the Company's average holdings of mortgage-backed securities increased by 17.8%, compared to 1995, resulting in a $4.3 million increase in interest income.

        Interest income from short-term investments and investment securities totaled $11.4 million, $8.2 million and $7.8 million, respectively, in the years ended December 31, 1997, 1996 and 1995. During 1997, the average investment securities portfolio was 36% larger than in 1996. The Company increased its holdings of FHLB stock as was required due to higher levels of FHLB advances. In addition, the Company acquired additional liquidity instruments during the year. During 1996, the Company increased its holdings of investment securities that qualify for regulatory liquidity.

        Interest Expense. Interest expense for the years ended December 31, 1997, 1996 and 1995 totaled $113.2 million, $105.9 million and $98.0 million, respectively, resulting in weighted average costs of funds of 5.33%, 5.26% and 5.18% in the same respective periods. The Company's interest-bearing liabilities grew in both 1997 and 1996 to fund asset growth. Interest-bearing liability growth in 1997 and 1996, compared to the respective preceding years, generated volume-related increases in interest expense of $6.2 million and $5.8 million, respectively. In 1997, the cost of interest-bearing liabilities was seven basis points higher than in 1996, leading to a rate-related increase in interest expense totaling $1.4 million. In 1996, the cost of interest-bearing liabilities increased by six basis points, compared to 1995, and resulted in $1.9 million of additional interest expense. Finally, calendar year 1996 was a leap year, adding one additional day of interest expense on interest-bearing liabilities.

        Customer deposit accounts are the Company's principal source of funds. Average total customer deposits represented 74%, 77% and 76% of average interest-bearing liabilities during 1997, 1996 and 1995, respectively. Higher average balances of customer deposits in 1997 and 1996, compared to the respective preceding years, led to volume-related increases in interest expense totaling $269,000 and $5.8 million, respectively. The weighted average cost of customer deposits increased by two basis points in 1997, compared to 1996, and by 15 basis points in 1996, compared to 1995. The resultant rate-related increases in interest expense were $336,000 and $2.2 million. Interest expense on customer deposits for 1996 increased by $8.2 million from the preceding year.

        Interest expense on borrowings totaled $33.5 million, $26.6 million and $26.8 million, respectively, for the years ended December 31, 1997, 1996 and 1995. The weighted average interest rates on borrowings in the same respective periods were 5.97%, 5.83% and 5.94%. In 1997, interest expense on borrowings increased by $6.9 million, compared to 1996, consisting of a $1.0 million rate-related increase, a $5.9 million volume-related increase and a $73,000 decrease due to one fewer day in the year. The cost of FHLB advances, in particular, rose in 1997 as several low-rate advances matured during the year and were replaced with market-rate advances. In 1996, interest expense on borrowings decreased by $196,000, compared to 1995, consisting of a $248,000 rate-related decrease, a $52,000 volume-related increase and a $73,000 increase due to the additional day in the 1996 leap year.

        Provisions for Loan Losses. The Company recorded provisions for losses of $6.0 million, $8.1 million and $2.9 million for the years ended December 31, 1997, 1996 and 1995, respectively. The amounts of the provisions for loan losses are determined on the basis of the Company's evaluation of a variety of factors, including the specific loans in the portfolio, estimated collateral values, historical loss experience, current economic trends, current delinquency trends, the level of criticized assets and the existing level of allowances for losses. Accordingly, the amounts of loan loss provisions can vary substantially from period to period.

        During 1997, the Company recorded a provision for loan losses of $6.0 million, representing a $2.1 million decrease from the previous year. The decrease for the year, compared to the prior year, reflects the Company's sharply improved levels of delinquent and nonaccruing loans during the third and fourth calendar quarter of the year. By the end of 1997, the ratios of nonperforming loans to total assets and delinquent loans to total loans had fallen to June 30, 1995 levels after having risen steadily until mid-1997.

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

        Non-Interest Income. Non-interest income totaled $8.6 million, $12.6 million and $7.3 million for the years ended December 31, 1997, 1996 and 1995, respectively. Non-interest income includes fee-based revenue from core operating activities, such as loan servicing income, fees earned on customer deposit accounts, commission income from sales of investment products and gains on sales of loans. Non-interest income also includes non-core items such as gains and losses from sales of investment securities and mortgage-backed securities, income or loss from real estate operations, gains from sales of other assets and certain nonrecurring items.

        The Company engages in certain fee-based activities. The following table indicates the fee income derived from the Company's principal fee-based activities in the periods presented:

                                                             YEARS ENDED DECEMBER 31,
                                                          ----------------------------
                                                              (DOLLARS IN THOUSANDS)
                                                           1997       1996       1995
                                                          ------     ------     ------
Loan servicing (1) ..................................     $3,652     $3,940     $3,977
Customer deposits ...................................      1,946      1,947      1,921
Commissions from sales of alternative investments (2)      1,694      1,721      1,226
                                                          ------     ------     ------
                                                          $7,292     $7,608     $7,124
                                                          ======     ======     ======

----------

(1) Loan servicing fee income includes fees earned from collection of late charges, fees earned from servicing loans for others and prepayment, trustee and reconveyance fees.

(2) Commissions from sales of tax deferred annuities, mutual funds and life insurance.

        Loan servicing fee income decreased in 1997, compared to 1996, largely due to a decrease in revenues from servicing loans for others. While the same circumstances affected 1996, compared to 1995, loan servicing fee income remained relatively unchanged in 1996 because higher amounts of late charges, prepayment fees and foreclosure fees offset decreasing revenues from servicing loans for others. In 1997 and 1996, the Company's portfolio of loans serviced for others declined by 14% and 12%, respectively, due to servicing portfolio repayments and limited sales of loans with servicing retained.

        Deposit fee income is largely derived from demand deposit accounts and will vary from period to period as the mix of deposits changes. In 1997, the Company increased its demand deposit accounts by 6.6% and recorded a modest increase in checking account fee income. The increase in checking account fees was offset, however, by decreased service charges on savings accounts and reduced ATM network fees. Prior to 1997, the Company was able to neutralize the adverse effects of declining demand deposit balances by increasing its fees to the levels of its competitors.

        The Company offers investment alternatives to traditional deposit accounts to its customers through one of its subsidiaries, earning commission income from the sales of tax deferred annuities, mutual funds and life insurance products. During 1997, income from the sale of investment products decreased from the prior year by $27,000. Although the total volumes of products sold in 1997 didn't vary materially from 1996, the Company sold higher volumes of investment products which had a lower commission structure. During 1996 income from sales of investment products increased by $495,000 to $1.7 million due to increases in sales volume of tax deferred annuities, which bear the highest rate of commission to the Company, and mutual funds.

        The Company invests in mortgage-backed securities and investment securities for two purposes: (i) maintaining adequate liquidity and (ii) achieving asset growth targets when loan acquisition volume is insufficient. To the extent that the Company can earn a satisfactory spread on investment securities and mortgage-backed securities, it will invest in such securities. Sales of these securities are generally motivated by the Company's ability to replace securities with whole loans, to take gains on securities with market value gains and, as was the case during 1996, to restructure the securities portfolio to improve the Company's interest rate risk profile. Gains on sales of mortgage-backed and investment securities available for sale totaled $2.0 million, $1.1 million and $82,000 in the years ended December 31, 1997, 1996 and 1995, respectively.

        Real estate operations have historically produced net losses for the Company including losses in 1997 and 1995. The sale of an office building in 1996 resulted in gains from real estate operations in that year. The following table reflects the composition of real estate operations for the periods noted:

                                                                     FOR THE YEARS ENDED DECEMBER 31,
                                                                    ---------------------------------
(Dollars in Thousands)                                                1997        1996         1995
                                                                    -------      -------      -------
Holding period write-downs on real estate owned ...............     $  (266)     $  (402)     $  (119)
Real estate owned expenses ....................................      (1,338)        (666)        (595)
Gains on sales of real estate held for development and sale and
REO, net ......................................................         106        4,417          203
Other, net ....................................................         (47)         (61)        (171)
                                                                    -------      -------      -------
                                                                    $(1,545)     $ 3,288      $  (682)
                                                                    =======      =======      =======

        Operating Expenses. Operating expenses in the years ended December 31, 1997, 1996 and 1995 totaled $33.0 million, $44.1 million and $33.1 million, respectively. Operating expenses in 1997 included $2.0 million of non-recurring, merger-related expenditures which must be charged to expense as incurred. In 1996, operating expenses included a non-recurring $9.1 million charge in connection with the recapitalization of the Savings Association Insurance Fund. Excluding these items, operating expenses as a percentage of average assets were 1.37%, 1.63% and 1.95% for 1997, 1996 and 1995, respectively.

        Operating expenses in 1997 decreased by $1.9 million from 1996, excluding the 1996 SAIF assessment. Because $2.0 million of merger-related costs were recorded in 1997, the expense decrease in 1997 associated with recurring operations was $3.9 million. The following table sets forth the change in operating expenses in 1997, compared to 1996 (excluding the SAIF assessment) and the portions related to recurring operations and the merger:

                                       TOTAL CHANGE      Recurring      Merger-
          (In Thousands)                  IN YEAR       Operations      Related
                                          --------       --------       --------
Compensation .......................      $ 1,179          ($110)      $  1,289
Net occupancy ......................         (432)          (705)           273
Deposit insurance premiums .........       (2,344)        (2,344)            --
Data and check processing ..........         (182)          (182)            --
Advertising and marketing ..........         (223)          (223)            --
Intangible amortization ............          (59)           (59)
Other ..............................          140           (275)           415
                                          -------        -------       --------
    Total ..........................      ($1,921)       ($3,898)      $  1,977
                                          =======        =======       ========

        In 1997, the majority of the decrease in operating expenses is related to a $2.3 million reduction in the cost of deposit insurance following the 1996 recapitalization of the SAIF. In addition, facilities and equipment maintenance contract costs decreased in 1997, compared to 1996, as did advertising and marketing costs due to the merger-related cancellation of development and promotion of new products. Cancellation of other projects, also due to the merger, resulted in a decrease in professional fees in 1997, compared to 1996.

        Merger-related expenditures recorded in 1997 included $1.2 million of retirement benefits associated with: (i) the Company's termination and allocation of all shares in the Employee Stock Ownership Plan, and (ii) an increase in directors' pension liability. Fees paid to attorneys and accountants totaled $415,000 and the Company recorded a $273,000 depreciation charge in connection with fixed assets for which the economic lives were shortened.

        The Company's acquisition activity in 1994 and 1995 resulted in volatility in operating expenses in the three years ended December 31, 1996. In 1996, the Company incurred a full year's costs in its small business lending division, whereas in 1995 the Company incurred increased expenses for only 6 months following the June 1995 acquisition of the operations of GFC. In addition, the cost savings from the closure of the Company's wholesale-based, single family lending operation were fully realized in 1996, since the discontinuation was effective at the end of 1995.

        The following table sets forth the change in operating expenses in 1996, compared to 1995, and the reasons therefor:

                                                  Increase (Decrease) in 1996 vs. 1995
                             ---------------------------------------------------------------------------------
                              TOTAL
                              CHANGE                                   Branch Swap
                                IN             GFC          SAIF          with        Lending           Other,
                               YEAR      Acquisition(1)  Assessment     Coast(2)  Reorganization(3)      net
                             --------    --------------  ----------    ---------- -----------------   --------
                                                       (DOLLARS IN THOUSANDS)
Compensation ..........      $   (806)      $    354      $     --      $    (38)      $ (1,706)      $    584
Net occupancy .........           899            260            --           355           (137)           421
Deposit insurance
premiums ..............         9,286             --         9,106            60             --            120
Advertising and
marketing .............           122             --            --            --             --            122
Intangible amortization           108             --            --           (21)            --            129
Other .................         1,307            455            --           238           (441)         1,055
                             --------       --------      --------      --------       --------       --------
    Total .............      $ 10,916       $  1,069      $  9,106      $    594       $ (2,284)      $  2,431
                             ========       ========      ========      ========       ========       ========

----------
(1)     The GFC acquisition was consummated on June 23, 1995.

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


        Income Taxes. Income tax expense or benefit varies from year to year based on the Company's level of earnings before taxes. For the years ended December 31, 1997 and 1996, the Company applied effective tax rates of 33.7% and (0.2%), respectively, to earnings before taxes of $20.8 million and $11.3 million, respectively. For the year ended December 31, 1995, the Company applied an effective tax rate of 25.7% to earnings before taxes of $9.7 million.

        In 1997, 1996 and 1995, the Company's statutory federal income tax was 35.0%. The Company's statutory state franchise tax rate in 1997 was 10.8% and was 11.3% in both 1996 and 1995. The following table reconciles the Company's combined federal and state statutory tax rates for the periods shown to its effective tax rates:

                                                           YEARS ENDED DECEMBER 31,
                                                  ----------------------------------------
                                                    1997            1996             1995
                                                  --------        --------        --------
Statutory tax rate .........................          42.0%           42.4%           42.4%
Adjustments to statutory tax rate:
Decrease in deferred tax valuation allowance            --           (16.8%)            --
Reduction of liabilities from prior periods             --           (12.9%)            --
Tax exempt investment interest .............          (6.1%)          (9.6%)         (14.2%)
Other, net .................................          (2.2%)          (3.3%)          (2.5%)
                                                  --------        --------        --------
    Adjustments, net .......................          (8.3%)         (42.6%)         (16.7%)
                                                  --------        --------        --------
Effective tax rate .........................          33.7%           (0.2%)          25.7%
                                                  ========        ========        ========

        As part of its ongoing analysis of its deferred taxes and after the finalization of its 1995 tax returns, the Company determined that a $1.9 million valuation allowance on its deferred tax asset and $1.5 million of taxes on certain deferred items were no longer needed. The removal of the valuation allowance on the deferred tax asset and the reduction of these deferred tax items was accomplished by reducing income tax expense in 1996 and resulted in an inordinately low effective tax rate.

        Extraordinary Item. During the first quarter of 1996, the Company repaid an $8.2 million fixed rate borrowing bearing a rate of 8.9% before its scheduled maturity. As a result, the Company incurred a prepayment penalty of $364,000, net of taxes of $267,000.

FORWARD-LOOKING INFORMATION

        The discussions contained above in "Management's Discussion and Analysis of Financial Condition and Results of operations" are intended to provide information to facilitate the understanding and assessment of the consolidated financial condition of the Company, as reflected in the accompanying consolidated financial statements and footnotes and should be read and considered in conjunction therewith. These discussions include forward-looking statements within the meaning of Section 21E of the Exchange Act regarding management's beliefs, estimates, projections, and assumptions with respect to future operations. All forward-looking statements herein are subject to risks and uncertainties. Actual results and operations for any future period may vary materially from those projected and from past results discussed herein.

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

        In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 revises employers' disclosures about pension and other postretirement benefits plans but does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when the FASB issued Statements No. 87, "Employers Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pensions Plans and for Termination Benefits" and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 suggests combined formats for presentation of pension and other postretirement benefits disclosures. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available. Implementation of SFAS 131 will not have a material adverse effect on the Company's financial condition or results of operations.

YEAR 2000

        The Company has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by year 2000 software failures due to processing errors arising from calculations using the year 2000 date. Prior to announcing its agreement to merge with GSB, the Company was proceeding with a plan to upgrade its core processing capabilities through a change of service bureaus. One of the criteria for selection of a new service bureau was a requirement that a year 2000 plan either be underway or completed at the time of contract signing. Therefore, the expenses related to year 2000 programming enhancements would likely have been part of the contractual fee paid by the Company to the service bureau. Due to the merger with GSB, the Company discontinued the service bureau evaluation process.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See the Index to Financial Statements on page 74 and the Financial Statements which begin on page F-2.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

DIRECTORS

The following tables sets forth information about the directors of CENFED Financial Corporation:

                                    AGE AT                 TERM OF        POSITIONS CURRENTLY
                                 DECEMBER 31,   DIRECTOR     OFFICE         HELD WITH CENFED
             NAME                    1997        SINCE      EXPIRES           AND THE BANK
             ----                    ----        -----      -------           ------------
John H. Michel                        66          1974         1998        Chairman of the Board
                                                                           of CENFED and the Bank

D. Tad Lowrey                         45          1990         1999        Director, President and
                                                                           Chief Executive Officer
                                                                           of CENFED and the Bank

Ralph DiMeglio                        71          1974         1998        Director

Gareth A. Dorn                        58          1980         2000        Director

Robert K. Leishman                    68          1973         1999        Director

Richard W. Patton                     66          1982         2000        Director

Richard G. Redman                     66          1969         1998        Director


        The business experience of each of the directors is as follows:

        JOHN H. MICHEL has been President and owner of North Valley Distribution, a dairy product and medical supply distributor in Santa Monica, California, since 1984 and a partner in a family-owned dairy ranch in Modesto, California, since 1962. From 1982 until 1984 he was Vice President and General Manager of Edgemar Farms, a division of Foremost Dairies, Inc. Mr. Michel currently serves as chairman of Saint John's Hospital and Health Center Corporation in Santa Monica, California.

        D. TAD LOWREY was elected President and Chief Executive Officer of CENFED and the Bank in March 1991 and August 1990, respectively, and had served as Senior Vice President and Chief Financial Officer of the Bank since May 1988. He has previous employment experience as a partner in a public accounting firm and as a senior financial officer with other savings institutions. He is a certified public accountant. Mr. Lowrey has served as a director and chairman of the Western League of Savings Institutions. He also serves as a director of the Federal Home Loan Bank of San Francisco and is the Eleventh District's representative on the Savings Association Insurance Fund Advisory Council. Mr. Lowrey is a member of the Government Affairs Council of America's Community Bankers. He serves as a director and on the executive committee of the San Gabriel Valley Council of Boy Scouts, Pacific Clinics and the Azusa Pacific University Business Advisory Council.

        RALPH DIMEGLIO has been President and Chief Executive Officer of H.C. Henshey Co., a real estate management company in Santa Monica, California, since 1974 and has been employed by that company in various capacities since 1959.

        GARETH A. DORN has been President and owner of Dorn Realty Company, a real estate brokerage firm, in Arcadia, California, since 1986.

        ROBERT K. LEISHMAN has been the President and co-owner of Leishman Management Company, Inc., a real estate management and brokerage company in Pasadena, California, since 1971.

        RICHARD W. PATTON is the owner and President of Richard W. Patton Enterprises, a private investment firm and a secondary mortgage market broker. He served as President and Chief Executive Officer of NMI, a mortgage banking and brokerage subsidiary of the Bank, from March 1973 to July 1984, at which time he became its Vice Chairman and Secretary and served in those capacities until NMI discontinued business in 1989.

        RICHARD G. REDMAN is past president of La Quinta Air Services, Inc., an aviation services business at Thermal Airport in Southern California. Mr. Redman is President of the Downie Redman Co., a truck and equipment leasing company, and is the managing partner of Redman Properties, a private real estate investment-management firm based in Los Angeles County. He has been involved in Downie Redman Co. and Redman Properties for nineteen years and twelve years, respectively.

NON-DIRECTOR EXECUTIVE OFFICERS

        The following table sets forth certain information with respect to executive officers of CENFED and/or the Bank who are not directors. Officers of CENFED and the Bank serve at the discretion of their respective Boards of Directors.

                                                AGE AT                 POSITIONS HELD WITH CENFED
         NAME                             DECEMBER 31, 1997            AND/OR THE BANK
         ----                             -----------------            ---------------
William D. Nichol                                 53                 Executive Vice President and
                                                                     Chief Financial Officer

Lawrence J. Winslow                               44                 Executive Vice President and
                                                                     Chief Lending Officer of the
                                                                     Bank


        The business experience of each of the executive officers is as follows:

        WILLIAM D. NICHOL joined the Bank as Executive Vice President and Chief Financial Officer in January 1995. Prior to joining CENFED, he serviced in a similar capacity at a Scottsdale, Arizona-based mortgage banking company and, prior to that, he served for nine years as Executive Vice President and Chief Financial Officer of HomeFed Bank in San Diego, California.

        LAWRENCE J. WINSLOW joined the Bank as Executive Vice President and Chief Administrative Officer in April 1993. Prior to joining the Bank, he was employed as President and Chief Executive Officer of Tracy Federal Bank, Tracy, California for eight years.

ITEM 11.       EXECUTIVE COMPENSATION

        The information appearing in the definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with CENFED's 1998 Annual Meeting of Shareholders (the "Proxy Statement") under the caption "Executive Compensation" is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF MANAGEMENT

        The following table sets forth information concerning the shares of CENFED Common Stock beneficially owned by each director, by certain executive officers and by all directors and executive officers of CENFED and its subsidiaries as a group, as of February 17, 1998. Except as otherwise noted, each beneficial owner listed has sole investment and voting power with respect to the Common Stock indicated.

 NAME OF BENEFICIAL OWNER OR    AMOUNT AND NATURE OF
 NUMBER OF PERSONS IN GROUP     BENEFICIAL OWNERSHIP (1)          PERCENT OF CLASS
 --------------------------     ------------------------          ----------------

RALPH DIMEGLIO                                  14,785                 *

GARETH A. DORN                                  24,520                 *

ROBERT K. LEISHMAN                                   -                 *

D. TAD LOWREY                                   87,780                 1.44%

JOHN H. MICHEL                                  26,093                 *

RICHARD W. PATTON                                5,445                 *

RICHARD G. REDMAN                               26,263                 *

WILLIAM NICHOL                                  34,459                 *

LAWRENCE J. WINSLOW                             45,246                 *

ALL DIRECTORS AND OFFICERS
AS A GROUP (9 PERSONS)                         264,591  (2)            4.32%

*       LESS THAN 1%.

(1) INCLUDES OPTIONS AWARDED UNDER LONG-TERM INCENTIVE PLANS TO THE EXTENT SUCH OPTIONS WERE EXERCISABLE WITHIN SIXTY DAYS OF THE DATE OF THIS TABLE.

(2) INCLUDES 29,300 STOCK OPTIONS WHICH ARE FULLY VESTED WITHIN SIXTY DAYS OF THE DATE OF THIS TABLE. THE PERCENTAGE OF COMMON STOCK IS BASED UPON THE 6,099,777 SHARES OF COMMON STOCK ISSUED AND OUTSTANDING ON FEBRUARY 17, 1998 PLUS 29,300 STOCK OPTIONS.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of December 31, 1997, with respect to any person or entity known by CENFED to be the beneficial owners of more than 5% of the issued and outstanding Common Stock.

       NAME AND ADDRESS OF               AMOUNT AND NATURE OF                  PERCENT OF
         BENEFICIAL OWNER                BENEFICIAL OWNERSHIP                     CLASS
         ----------------                --------------------                     -----
FMR Corp.                                       575,334                           9.58%
  82 Devonshire Street
  Boston, MA   02109

Neumeier Investment Counsel                     444,067                           7.39%
  26435 Carmel Rancho Blvd.
  Carmel,  CA  93923

Keefe Managers, Inc.                            337,140                           5.61%
  375 Park Avenue
 New York, NY 10152


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

10.16   CENFED Financial Corporation 1994 Directors' Stock Option Plan
        (incorporated by reference to CENFED's Proxy Statement dated April 21,
        1994).

10.17 CENFED Financial Corporation 1994 Long-Term Incentive Plan (incorporated by reference to CENFED's Proxy Statement dated April 21, 1994).

10.18 Agreement and Plan of Merger, dated as of August 17, 1998, by and between CENFED and Golden State Bancorp Inc. (incorporated by reference to Exhibit 2.1 to CENFED's Current Report on Form 8-K dated August 17,
        1997).

11      Statement Regarding Computation of Per Share Earnings.

12      Statement Regarding Computation of Ratios.

21      List of subsidiaries of CENFED.


* Exhibits followed by a parenthetical reference are incorporated by reference herein from the document described therein.

                              FINANCIAL STATEMENTS

        See the Index to Financial Statements on page 74 and the Financial Statements which begin on page F-2.

                               REPORTS ON FORM 8-K

CENFED filed no reports on Form 8-K with the Securities and Exchange Commission during the three months ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Pasadena, State of California, on the 25th day of March, 1998.

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

             Signature                                      Title                    Date
             ---------                                      -----                    ----

/s/ D. Tad Lowrey                               President, Chief Executive      March 25, 1998
--------------------------------------          Officer and Director
D. Tad Lowrey                                   (Principal Executive Officer)

/s/ William D. Nichol                           Executive Vice President,       March 25, 1998
--------------------------------------          Chief Financial Officer
William D. Nichol                               (Principal Financial Officer)

/s/ Steven P. Neiffer                           Comptroller                     March 25, 1998
--------------------------------------          (Principal Accounting Officer)
Steven P. Neiffer

/s/ John H. Michel                              Chairman of the Board           March 25, 1998
--------------------------------------
John H. Michel

/s/ Ralph DiMeglio                              Director                        March 25, 1998
--------------------------------------
Ralph DiMeglio

/s/ Gareth A. Dorn                              Director                        March 25, 1998
--------------------------------------
Gareth A. Dorn

/s/ Robert K. Leishman                          Director                        March 25, 1998
--------------------------------------
Robert K. Leishman

/s/ Richard W. Patton                           Director                        March 25, 1998
--------------------------------------
Richard W. Patton

/s/ Richard G. Redman                           Director                        March 25, 1998
--------------------------------------
Richard G. Redman

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditor's Report............................................................................   F-1

Consolidated Statements of Financial Condition as of December 31, 1997 and 1996.........................   F-2

Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995..............   F-3

Consolidated Statements of Stockholders' Equity for the years ended
  December 31, 1997, 1996 and 1995......................................................................   F-4

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995..............   F-5

Notes to the Consolidated Financial Statements..........................................................   F-7

     All supplemental schedules are omitted as inapplicable or because the required information is included in the financial statements of notes thereto.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors
CENFED Financial Corporation



     We have audited the accompanying consolidated statements of financial condition of CENFED Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CENFED Financial Corporation and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                        KPMG Peat Marwick LLP



Los Angeles, California
March 17, 1998

                          CENFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                                  DECEMBER 31,
                                                                                          -------------------------
                                                                                              1997            1996
                                                                                          ----------      ----------
                                                                                            (DOLLARS IN THOUSANDS,
                                                                                             EXCEPT SHARE AMOUNTS)
                                     ASSETS

Cash ................................................................................        $24,947         $17,441

Federal funds sold ..................................................................          2,000           7,500
                                                                                          ----------      ----------

          Cash and cash equivalents .................................................         26,947          24,941

Investment securities available for sale, at fair value .............................        189,799         161,719

Mortgage-backed securities ("MBS") available for sale, at fair value ................        417,393         442,015

Loans held for investment, net ......................................................      1,408,788       1,391,307

Loans held for sale, at lower of cost or fair value .................................        116,770         109,651

Accrued interest receivable .........................................................         15,700          14,685

Real estate acquired in settlement of loans ("REO") .................................          4,004          10,466

Mortgage servicing rights ...........................................................          5,206           6,658

Premises and equipment, net .........................................................          7,804           9,663

Intangible assets, net of accumulated amortization ..................................            203             205

Deferred income taxes ...............................................................          3,558           6,721

Other assets ........................................................................         11,301           6,616
                                                                                          ----------      ----------
                                                                                          $2,207,473      $2,184,647
                                                                                          ==========      ==========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Customer deposit accounts ...........................................................     $1,551,240      $1,558,470

Securities sold under agreements to repurchase ......................................         74,488         130,639

Notes payable .......................................................................         17,750          17,750

FHLB advances .......................................................................        413,500         349,479

Other liabilities ...................................................................         14,889          14,491
                                                                                          ----------      ----------
          Total liabilities .........................................................      2,071,867       2,070,829
                                                                                          ----------      ----------
Commitments and contingent liabilities

Common stock. $.01 par value

Authorized shares: 14,000,000 at December 31, 1997 and December 31, 1996

Outstanding shares: 6,005,638 at December 31, 1997 and 5,154,533 at December 31, 1996             61              52

Additional paid in capital ..........................................................         62,638          41,747

Retained earnings -- substantially restricted .......................................         70,623          73,450

Unrealized gain (loss) on securities available for sale, net of tax .................          2,527            (237)

Deferred compensation -- retirement plans ...........................................           (243)         (1,194)
                                                                                          ----------      ----------
          Total stockholders' equity ................................................        135,606         113,818
                                                                                          ----------      ----------
                                                                                          $2,207,473      $2,184,647
                                                                                          ==========      ==========


See accompanying notes to consolidated financial statements.

                          CENFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            YEARS ENDED DECEMBER 31,
                                                                   ---------------------------------------------
                                                                       1997            1996             1995
                                                                       ----            ----             ----
                                                                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)
Interest and Dividend Income:
  Loans ......................................................       $121,335        $120,616        $105,164
  Investment securities and short-term investments ...........         11,408           8,213           7,758
  Mortgage-backed securities .................................         31,667          28,254          23,527
                                                                    ---------       ---------       ---------
      Total interest and dividend income .....................        164,410         157,083         136,449
                                                                    ---------       ---------       ---------
Interest Expense:
  Customer deposit accounts ..................................         79,674          79,286          71,130
  Securities sold under agreements to repurchase .............          7,962           6,442          10,371
  FHLB advances ..............................................         23,456          17,897          13,972
  Notes payable ..............................................          2,087           2,299           2,491
                                                                    ---------       ---------       ---------
      Total interest expense .................................        113,179         105,924          97,964
                                                                    ---------       ---------       ---------
  Net interest income ........................................         51,231          51,159          38,485

Provisions for loan losses ...................................          6,000           8,050           2,900
                                                                  -----------     -----------     -----------
      Net interest income after provisions for loan losses ...         45,231          43,109          35,585
                                                                  -----------     -----------     -----------
Non-Interest Income:
  Loan servicing fees ........................................          3,652           3,940           3,977
  Customer deposit account fees ..............................          1,946           1,947           1,921
  Gain on sale of investments and MBS ........................          2,029           1,124              82
  Gain on sale of loans ......................................              3              40             101
  Income (Loss) from real estate operations ..................         (1,545)          3,288            (682)
  Commissions from sales of investment products ..............          1,694           1,721           1,226
  Other ......................................................            828             573             629
                                                                    ---------       ---------       ---------
      Total non-interest income ..............................          8,607          12,633           7,254
                                                                    ---------       ---------       ---------
Operating Expenses:
  Compensation ...............................................         17,451          16,272          17,078
  Net occupancy ..............................................          5,755           6,187           5,288
  Deposit insurance premiums .................................            985           3,329           3,149
  Savings Association Insurance Fund recapitalization
    assessment                                                             --           9,106              --
  Data and check processing ..................................          1,367           1,549           1,707
  Advertising and marketing ..................................            719             942             820
  Intangible amortization ....................................              3              62             (46)
  Other ......................................................          6,760           6,620           5,155
                                                                    ---------       ---------       ---------
      Total operating expenses ...............................         33,040          44,067          33,151
                                                                    ---------       ---------       ---------
      Earnings before income taxes and extraordinary item ....         20,798          11,675           9,688
Income tax expense (benefit) .................................          7,008             (27)          2,491
                                                                    ---------       ---------       ---------
      Earnings before extraordinary item .....................         13,790          11,702           7,197
Extraordinary Item:
  Early extinguishment of debt (net of income taxes of $267) .             --            (364)             --
                                                                    ---------       ---------       ---------
      Net Earnings ...........................................        $13,790         $11,338          $7,197
                                                                    =========       =========       =========
Basic Earnings per Share:
      Before extraordinary item ..............................           2.37            2.10            1.32
      Extraordinary item .....................................             --           (0.07)             --
                                                                    ---------       ---------       ---------
      After extraordinary item ...............................          $2.37           $2.03           $1.32
                                                                    =========       =========       =========
Diluted Earnings per Share:
      Before extraordinary item ..............................           2.27            1.98            1.26
      Extraordinary item .....................................             --           (0.06)             --
                                                                    ---------       ---------       ---------
      After extraordinary item ...............................          $2.27          $1.92.           $1.26
                                                                    =========       =========       =========
Weighted Average Shares Outstanding:
      Common shares ..........................................      5,806,607       5,574,406       5,455,086
      Common shares and dilutive potential shares ............      6,074,474       5,896,904       5,729,734


See accompanying notes to consolidated financial statements.

                          CENFED FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                                             UNREALIZED
                                                                                                               GAIN
                                                                                                             (LOSS) ON
                                                                                     ADDITIONAL              SECURITIES
                                                                           COMMON     PAID IN    RETAINED    AVAILABLE    DEFERRED
                                                                 TOTAL     STOCK      CAPITAL    EARNINGS     FOR SALE  COMPENSATION
                                                               --------    ------     -------    --------    ---------- ------------
                                                                                         (IN THOUSANDS)
Balance, December 31, 1994 ...................................   91,221        45      29,406      68,075      (4,629)       (1,676)
  Net earnings ...............................................    7,197                             7,197
  Shares issued pursuant to stock option and incentive plans .      463         1         592                                  (130)
  Cash dividends paid ........................................   (1,423)                           (1,423)
  Shares issued in connection with dividend reinvestment .....       --                   128        (128)
  Change in unrealized gain or loss on  securities available
    for sale .................................................    6,808                                         6,808
  Deferred compensation amortized to expense .................      286                                                         286
                                                               --------       ---     -------     -------      ------         -----
Balance, December 31, 1995 ...................................  104,552        46      30,126      73,721       2,179        (1,520)
  Net earnings ...............................................   11,338                            11,338
  Shares issued pursuant to stock option and incentive plans .    1,634         1       1,633
  Shares issued in connection with stock dividend ............       --         5       9,822      (9,827)
  Cash dividends paid ........................................   (1,616)                           (1,616)
  Shares issued in connection with dividend reinvestment .....       --                   166        (166)
  Change in unrealized gain or loss on securities available
    for sale .................................................   (2,416)                                       (2,416)
  Deferred compensation amortized to expense .................      326                                                         326
                                                               --------       ---     -------     -------      ------         -----
Balance, December 31, 1996 ................................... $113,818       $52     $41,747     $73,450      $ (237)      $(1,194)
  Net earnings ...............................................   13,790                            13,790
  Shares issued pursuant to stock option and incentive plans .    8,200         4       8,196
  Shares issued in connection with stock dividend ............       --         5      14,576     (14,581)
  Cash dividends paid ........................................   (1,862)                           (1,862)
  Shares repurchased .........................................   (2,055)               (2,055)
  Shares issued in connection with dividend reinvestment .....       --                   174        (174)
  Change in unrealized gain or loss on securities available
    for sale .................................................    2,764                                         2,764
  Deferred compensation amortized to expense .................      951                                                         951
                                                               --------       ---     -------     -------      ------         -----
Balance, December 31, 1997 ................................... $135,606       $61     $62,638     $70,623      $2,527         $(243)
                                                               ========       ===     =======     =======      ======         =====




See accompanying notes to consolidated financial statements.

                          CENFED FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         YEARS ENDED DECEMBER 31,
                                                                           --------------------------------------------------
                                                                             1997                  1996                1995
                                                                           -------               -------             --------
                                                                                              (IN THOUSANDS)
Cash flows from operating activities:
  Net earnings.......................................................      $13,790               $11,338               $7,197
  Adjustments to reconcile net earnings to net cash provided by
     (used in) operating activities:
   Net amortization (accretion) of fees, discounts and   premiums....        3,111                 1,403                 (142)
   Depreciation and amortization.....................................        2,161                 2,402                2,481
   (Gain) loss on sale of loans......................................           (3)                  (40)                (101)
   Gain on sale of investments and MBS...............................       (2,029)               (1,124)                 (82)
   Provisions for loan and real estate losses........................        6,193                 8,452                3,219
   Deferred income taxes.............................................        3,163                (2,383)              13,410
   Originations and purchases of loans held for sale.................      (20,999)              (37,619)             (52,594)
   Repayments and prepayments on loans held for sale.................       11,555                16,461               19,985
   Proceeds from sale of loans held for sale.........................        1,511                11,570               27,888
   (Increase) decrease in interest receivable........................       (1,015)                  209               (3,225)
   Increase (decrease) in accrued interest payable...................         (986)                1,689                2,663
   Change in other assets and other liabilities......................        3,427              (10,149)                6,059
   FHLB stock dividends..............................................       (1,248)                 (919)                (749)
   Other, net........................................................            2                   (19)                 --
                                                                           -------               -------             --------
   Net cash provided by operating activities.........................       18,633                 1,271               26,009
                                                                           -------               -------             --------
Cash flows from investing activities:
   Purchases of  investment securities held to maturity..............          --                    --                   --
   Purchases of  investment securities available for sale............     (123,619)             (122,579)             (22,906)
   Proceeds from sale of investment securities available for sale....       91,379                90,459                2,803
   Maturities of investment securities available for sale............       10,000                 5,000                  --
   Purchases of MBS held to maturity.................................          --                    --               (38,897)
   Purchases of MBS available for sale...............................     (151,704)             (365,712)             (78,315)
   Proceeds from sale of MBS available for sale......................      123,213               199,773               63,909
   Principal repayments on MBS available for sale....................       57,507                63,813               42,502
   Originations and purchases of loans held for investment...........     (289,646)             (124,781)            (405,998)
   Proceeds from sale of loans held for investment...................          --                  3,947                1,452
   Repayments and prepayments on loans held for investment...........      241,425               192,379              122,200
   Lease repayments and sales of leased autos........................          --                     --                   12
   Purchases of premises and equipment...............................         (328)                 (977)              (3,448)
   Sale of premises and equipment....................................            3                 2,419                  116
   Capital expenditures on REO and real estate held for
      development and sale...........................................         (548)                 (956)              (1,096)
   Sales of REO and real estate held for development and sale........       23,553                19,502               17,085
                                                                           -------               -------             --------
     Net cash used in investing activities ..........................      (18,765)              (37,713)            (300,581)
                                                                           -------               -------             --------

                          CENFED FINANCIAL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS -- CONTINUED

                                                                                         YEARS ENDED DECEMBER 31,
                                                                           --------------------------------------------------
                                                                             1997                  1996                1995
                                                                           -------               -------             --------
                                                                                              (IN THOUSANDS)
   Cash flows from financing activities:
   Net increase (decrease) in customer deposit accounts..............       (7,030)                8,109              183,821
   Purchase of customer deposit accounts.............................          --                    --               59,603
   Net decrease in notes payable.....................................          --                 (5,050)                (200)
   Net increase (decrease) in short-term financing:
      FHLB advances..................................................      (16,479)               48,179              (27,700)
      Securities sold under agreements to repurchase.................      (49,651)              (19,413)               2,640
   Dividends paid to shareholders....................................       (2,037)               (1,616)              (1,423)
   Proceeds from long-term FHLB advances.............................       74,000                   800               62,500
   Proceeds from issuance of common stock............................        5,390                 1,158                  593
   Repurchases of common stock.......................................       (2,055)                  --                    --
                                                                          --------              --------             --------
      Net cash (used by) provided by financing activities............        2,138                32,167              279,834
                                                                          --------              --------             --------
   Net (decrease) increase in cash and cash equivalents..............        2,006                (4,275)               5,262
   Cash and cash equivalents, beginning of period....................       24,941                29,216               23,954
                                                                          --------              --------             --------
   Cash and cash equivalents, end of period..........................     $ 26,947              $ 24,941             $ 29,216
                                                                          ========              ========             ========

                            SUPPLEMENTARY INFORMATION
Cash paid for:
  Interest on interest-bearing liabilities...........................     $114,165              $104,239             $ 95,305
  Income tax payments (refunds), net ................................     $  3,137              $  6,180             $(10,919)
Non-cash items:
  Real estate acquired in settlement of loans........................     $ 23,981              $ 27,251             $ 12,163
  Net change in unrealized gain (loss) on securities
    available for sale...............................................     $  2,764              $ (2,416)            $  6,808
  Transfer to real estate held for development and
    sale from premises and equipment.................................          --                    --              $  5,164
  Transfer of investment securities and MBS from held
    to maturity to available for sale................................          --                    --              $285,682
  Loans to facilitate the sale of REO................................     $  6,409              $  3,350             $  5,233



See accompanying notes to consolidated financial statements.

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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


     INVESTMENT SECURITIES AVAILABLE FOR SALE

     The Company accounts for debt and equity securities in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities." Investment securities and mortgage-backed securities (collectively referred to as "securities") available for sale are reported at fair value and net unrealized gains and losses (unless other than temporary) are presented, net of income tax effects, as a separate component of stockholders' equity. To the extent a security has a decline in fair value that is deemed other than temporary, the cost basis is adjusted to fair value through a charge to the statement of operations. Gains and losses from the sales of mortgage-backed securities ("MBS") and investment securities available for sale are recognized at the time of sale and are determined by the specific identification method.

     LOANS

     Loans held for investment are recorded at the contractual amounts owed by borrowers adjusted for unamortized discounts, premiums, undisbursed funds, hedging instruments, deferred loan fees and the allowance for loan losses. Loans held for sale are carried at the lower of cost or fair value as determined by outstanding commitments from investors or current investor yield requirements, calculated on an aggregate basis. A valuation allowance is established if the fair value of such loans is less than their cost and operations are charged or credited for valuation adjustments

     Loans are evaluated for impairment in accordance with the provisions of statement of Financial Accounting Standards No. 114 ("SFAS No. 114"), "Accounting By Creditors for Impairment of a Loan," as amended by Statement of Financial Accounting Standards No. 118 ("SFAS No. 118"), "Accounting By Creditors for Impairment of a Loan, Income Recognition and Disclosures." SFAS No. 114 does not apply to large groups of smaller-balance homogenous loans that are collectively evaluated for impairment. The Company collectively reviews all single family and consumer loans for impairment.

     SFAS No. 114 requires that an impaired loan be measured based on: (i) the present value of the expected future cash flows discounted at the loan's effective interest rate; or (ii) the loan's observable fair value; or (iii) the fair value of the collateral if the loan is collateral dependent. The Company measures impairment based on the fair value of the collateral if the Company determines that foreclosure is probable. If the measure of the impaired loan is less than the Company's recorded investment in the loan, the impairment is recognized by creating a specific valuation allowance. Subsequent to the initial measurement of impairment, if there is a significant increase or decrease in the amount or timing of an impaired loan's

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

expected future cash flows, or if actual cash flows are significantly different from the cash flows previously projected, or the fair value of the collateral fluctuates materially, the Company recalculates the impairment and adjusts the specific valuation allowance.

     The Company reviews all multifamily residential, commercial real estate, construction and small business loans for impairment when they become delinquent or otherwise come to the attention of management. Once identified, such loans are reviewed periodically until management believes such loans no longer are impaired or are exhibiting sufficient weakness that it is likely they might become impaired in the future.

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

     The Company periodically reviews the relevant factors and the formulas by which additions are made to the allowances for losses. In the opinion of management, the present allowances are adequate to absorb reasonably anticipated losses. Recovery of the carrying value of such loans, however, is dependent to a great extent on economic, operating, and other conditions that may be beyond the Company's control. In addition, various regulatory agencies, as part of their examination process, periodically review the Company's allowance for loan losses. These agencies may require the Company to establish additional valuation allowances, based on their judgments of the information available at the time of the examination.

     LOAN INTEREST INCOME AND FEES

     Interest on loans is credited to income as earned and is accrued only if deemed collectible. Loan origination fees and commitment fees are offset by certain direct loan origination costs and are deferred and recognized over the contractual life of the loan as a yield adjustment using the interest method. Discounts or premiums associated with purchased loans are amortized into interest income using the interest method over the contractual lives of the loans, as adjusted for prepayments.

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

     REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS

     Real estate acquired in settlement of loans is stated at fair value less the estimated costs to sell. At the time the Company acquires title to property in settlement of a loan, the allowance for loan losses is charged in an amount necessary to reduce the recorded investment in the asset to its fair value. Further deterioration in the fair value of real estate acquired in settlement of loans during the disposition period is charged to earnings.

     Costs related to development and improvement of properties are capitalized, whereas costs relating to holding the properties are charged to expense.

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


     PREMISES AND EQUIPMENT

     Depreciation and amortization are provided using the straight-line method over the estimated lives of the various classes of assets. The ranges of useful lives for the principal classes of assets are as follows:

          Buildings .................................  30 to 50 years
          Furniture, fixtures and equipment .........  3 to 10 years
          Automobiles ...............................  3 to 5 years
          Leasehold improvements and leasehold rights  Life of lease


     BUSINESS COMBINATIONS AND INTANGIBLE ASSETS

     The Company has engaged in business combinations in recent years to acquire assets and customer deposit accounts from financial institutions in its market area. The Company recorded the assets and liabilities acquired using the purchase method of accounting under which the acquired assets and liabilities were recorded at their fair values. The difference between the purchase price and the fair values of the assets acquired and liabilities assumed was recorded as an intangible asset, in the form of goodwill and/or core deposit premium. The core deposit premium is an identifiable intangible based upon the core value of the depositor relationships and is amortized over the estimated lives of the deposit relationships. The Company determined the lives and appropriate methods of amortizing the core deposit premiums based upon the characteristics of each acquisition. Any remaining premium is an unidentifiable asset, goodwill, which is amortized over a 5-year period using the straight-line method.

     In June 1995, the Company purchased certain assets and the operations of Government Funding California Business and Industrial Development Corporation ("GFC"), a Los Angeles-based originator of business loans offered under programs sponsored and guaranteed by the Small Business Administration. The Company purchased $69 million of non-guaranteed balances of SBA loans, $4 million of guaranteed balances of SBA loans subject to sales commitments, the rights to service $286 million of SBA-guaranteed loan balances that had previously been sold by GFC, and $50 million of loan applications in process. The seller of GFC's assets provided certain credit enhancements with respect to the portfolio of non-guaranteed balances of SBA loans. The Company paid a premium in the transaction that was allocated among the retained loan balances and the servicing portfolio. The loan premium is being amortized using the interest method over the estimated life of the loans. The servicing rights premium is being amortized in proportion to and over the period of estimated net servicing income. The servicing premium is evaluated for impairment based upon fair value. To the extent impairment existed, a valuation allowance would be established for the difference between the fair value of the asset and its carrying value.

     MORTGAGE SERVICING RIGHTS

     Mortgage servicing rights represent the cost of acquiring the right to service SBA loans secured by real estate. At December 31, 1997, the Company had $5.2 million of purchased mortgage servicing rights resulting from the acquisition of assets from GFC.

     In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 125 ("SFAS No. 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. The Statement distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 125 supersedes Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights," ("SFAS No. 122"), though the general concepts of SFAS No. 122 were retained in the new pronouncement. The Company adopted SFAS No. 125 on January 1, 1997, at which time of adoption there was not a material impact upon its financial condition or results of operations.

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


     SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     The Company enters into sales of securities with an agreement to repurchase the same security, also referred to as "reverse repurchase agreements." Reverse repurchase agreements are accounted for as financings, and the obligations of the Company to repurchase the securities are reflected as liabilities. The securities underlying the agreements remain in the asset accounts of the Company. Securities sold in these financing arrangements have consisted of U.S. Government, agency, and mortgage-backed securities and have only been arranged through primary dealers in U.S. Government securities. The securities underlying the agreements are book entry securities. During the period of such agreements, the securities are delivered by appropriate entry into the counterparties' accounts at the Federal Reserve Bank of New York.

     EARNINGS PER SHARE

     The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share," effective December 31, 1997. Under this accounting standard, the Company is required to report basic and diluted earnings per share. Basic earnings per share is computed by dividing net earnings by the average number of shares of common stock outstanding during the period. Diluted earnings per share is determined by dividing net earnings by the average number of shares of common stock outstanding adjusted for the dilutive effect of common stock equivalents. The Company uses the treasury stock method for converting common stock equivalents to common stock. Earnings per share for 1996 and 1995 have been restated to conform to the provisions of this accounting standard. In addition, earnings per share data for 1996 and 1995 has been restated to give retroactive recognition to a stock dividend declared in 1997.

     INCOME TAXES

     The Company and its subsidiaries file consolidated federal income and state franchise tax returns. Income tax expense or benefit is allocated to each member of the consolidated group based on earnings or losses before income taxes, adjusted for any permanent differences.

     The Company applies the principles set forth in Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities represent the tax effects, calculated at currently effective tax rates, of future deductible or taxable amounts attributable to events that have been recognized on a cumulative basis in the consolidated financial statements. Under this standard, the effect on deferred taxes of a change in tax rates is recognized in income in the period for which the change becomes effective.

     STOCK OPTION PLANS

     Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," which permits entities to (i) recognize as expense over the vesting period the fair value of all stock-based compensation awards on the date of grant, or (ii) continue to apply the provisions of previously issued accounting standards and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants. The Company elected to continue to apply the provisions of previous accounting standards, pursuant to which compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price, and to provide the pro forma disclosures required by SFAS No. 123.

     RECENT ACCOUNTING PRONOUNCEMENTS

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

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 revises employers' disclosures about pension and other postretirement benefits plans but does not change the measurement or recognition of those plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures that are no longer as useful as they were when the FASB issued Statements No. 87, "Employers Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pensions Plans and for Termination Benefits" and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." SFAS No. 132 suggests combined formats for presentation of pension and other postretirement benefits disclosures. SFAS No. 132 is effective for fiscal years beginning after December 15, 1997. Restatement of disclosures for earlier periods provided for comparative purposes is required unless the information is not readily available, in which case the notes to the financial statements should include all available information and a description of the information not available. Implementation of SFAS 132 will not have a material adverse effect on the Company's financial condition or results of operations.

     YEAR 2000

     The Company has an ongoing program designed to ensure that its operational and financial systems will not be adversely affected by year 2000 software failures due to processing errors arising from calculations using the year 2000 date. Prior to announcing its agreement to merge with Golden State Bancorp Inc. ("GSB"), the Company was proceeding with a plan to upgrade its core processing capabilities through a change of service bureaus. One of the criteria for selection of a new service bureau was a the requirement that a year 2000 plan either be underway or completed at the time of contract signing. Therefore, the expenses related to year 2000 programming enhancements would likely have been part of the contractual fee paid by the Company to the service bureau. Any costs incurred in connection with year 2000 will be charged to expense.

(2)  AGREEMENT AND PLAN OF MERGER

     On August 18, 1997, the Company announced that it had entered into an Agreement and Plan of Merger (the "Merger Agreement") with Golden State Bancorp Inc., a Delaware corporation ("GSB" or "Golden State"). GSB is the parent company of Glendale Federal Bank. Pursuant to the terms of the Merger Agreement, GSB will acquire the Company and merge it into a wholly-owned subsidiary. Each outstanding share of the Company's common stock will be converted to the right to receive 1.2 shares of GSB's common stock. Consummation of the merger is conditional upon the receipt of regulatory approvals and the adoption and approval of the Merger Agreement by CENFED Financial Corporation's stockholders. All necessary documents and applications have been filed with the regulatory bodies and the solicitation of CENFED Financial Corporation's shareholders began on March 10, 1998.

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



(3)  INVESTMENT SECURITIES AVAILABLE FOR SALE

     Investment securities available for sale are summarized as follows at:

                                                                 DECEMBER 31, 1997
                                             ---------------------------------------------------------
                                                              Gross           Gross
                                             Amortized      Unrealized      Unrealized          Fair
                                                Cost       Holding Gains   Holding Losses      Value
                                                ----       -------------   --------------      -----
                                                                (DOLLARS IN THOUSANDS)
Obligations of municipalities .......        $ 80,725         $  2,403        $      3        $ 83,125
U.S. Government obligations .........          83,482               73              55          83,500
Stock of the Federal Home Loan Bank..          22,914               --              --          22,914
Other equity securities .............             260               --              --             260
                                             --------         --------        --------        --------
                                             $187,381         $  2,476        $     58        $189,799
                                             ========         ========        ========        ========
Weighted average yield ..............            6.68%
                                                 ====



                                                                 DECEMBER 31, 1997
                                             ---------------------------------------------------------
                                                                Gross         Gross
                                             Amortized        Unrealized    Unrealized          Fair
                                                Cost         Holding Gains Holding Losses      Value
                                                ----         ------------- --------------      -----
                                                                (DOLLARS IN THOUSANDS)
Obligations of municipalities........         $77,540              $80          $1,857         $75,763
U.S. Government obligations..........          67,978               47              40          67,985
Stock of the Federal Home Loan Bank..          17,919               --               -          17,919
Other equity securities..............              52               --               -              52
                                                   --               --               -              --
                                             $163,489             $127          $1,897        $161,719
                                             ========             ====          ======        ========
Weighted average yield...............            6.61%
                                                 ====


At both dates presented, the weighted average yield for investment securities available for sale is presented on a tax equivalent basis.

Investment securities available for sale pledged as collateral against Federal Home Loan Bank Advances totaled $22,914,000 and $17,919,000 at December 31, 1997 and 1996, respectively.

Gross realized gains and losses on sales of investments securities available for sale were as follows:

                                                        GROSS            GROSS
                                                       REALIZED         REALIZED
                                                        GAINS            LOSSES
                                                        -----            ------
                                                            (IN THOUSANDS)
Years Ended:
  December 31, 1997 .............................      $329,000         $245,000
  December 31, 1996..............................    $ 94,000           $ 23,174
  December 31, 1995..............................       2,000                --

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


The contractual maturities of investment securities available for sale at December 31, 1997 were as follows:

                                                     AMORTIZED          FAIR
                                                       COST            VALUE
                                                       ----             ----
                                                            (IN THOUSANDS)
Equity securities without maturities.............    $ 23,174           $ 23,174
Due in one year or less..........................      43,521             43,529
Due after one year through five years............      39,961             39,971
Due after five years through ten years...........         --                 --
Due after ten years..............................      80,725             83,125
                                                     --------           --------
                                                     $187,381           $189,799
                                                     ========           ========

(4)  MORTGAGE-BACKED SECURITIES AVAILABLE FOR SALE

     Mortgage-backed securities available for sale are summarized as follows at:

                                                                       DECEMBER 31, 1997
                                                 ----------------------------------------------------------------
                                                                    GROSS             GROSS
                                                 AMORTIZED        UNREALIZED        UNREALIZED            FAIR
                                                   COST          HOLDING GAINS     HOLDING LOSSES         VALUE
                                                   ----          -------------     --------------         -----
                                                                       (DOLLARS IN THOUSANDS)
Pass-through and REMIC securities:
     Guaranteed by FNMA ...............          $ 80,855           $    702          $    442          $ 81,115
     Guaranteed by GNMA ...............            32,165                515                --            32,680
     Guaranteed by FHLMC ..............            32,462                415                45            32,832
     "AAA"- and "AA"-rated securities..           246,447              1,381               223           247,605
     Other securities .................            23,491                115               445            23,161
                                                 --------           --------          --------          --------
                                                 $415,420           $  3,128          $  1,155          $417,393
                                                 ========           ========          ========          ========
Weighted average yield ................              6.89%
                                                     ====

                                                                       DECEMBER 31, 1997
                                                 ----------------------------------------------------------------
                                                                    GROSS             GROSS
                                                 AMORTIZED        UNREALIZED        UNREALIZED            FAIR
                                                   COST          HOLDING GAINS     HOLDING LOSSES         VALUE
                                                   ----          -------------     --------------         -----
                                                                       (DOLLARS IN THOUSANDS)
Pass-through and REMIC securities:
     Guaranteed by FNMA ...............          $111,838          $    256          $    592          $111,502
     Guaranteed by GNMA ...............            29,022               302                --            29,324
     Guaranteed by FHLMC ..............            31,760               115                66            31,809
     "AAA"- and "AA"-rated securities..           241,954             3,277               404           244,827
     Other securities .................            26,083                91             1,621            24,553
                                                 --------          --------          --------          --------
                                                 $440,657          $  4,041          $  2,683          $442,015
                                                 ========          ========          ========          ========
     Weighted average yield............              7.01%
                                                     ====

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


     The fair value of mortgage-backed securities available for sale with adjustable rates totaled $401,199,000 and $410,362,000 at December 31, 1997 and 1996, respectively.

     The "AAA"- and "AA"-rated MBS owned by the Company are credit-enhanced in a variety of ways. Many of the securities represent senior interests in Real Estate Mortgage Investment Conduits ("REMICs") in which other subordinated classes of the same security absorb all of the losses in the underlying mortgage pools up to a specified amount. Other securities owned by the Company are credit-enhanced through the purchase and placement in trust of mortgage insurance pool policies from highly-rated institutions (not the issuer) which provide protection against losses sustained in the underlying mortgage pools up to a specified amount. A third form of credit enhancement is provided through establishment of a "cash reserve fund" whereby the issuer places in trust a certain amount of cash or government securities, which may be applied against losses sustained on the underlying mortgage pool and which protect the interests of the security holders. The relative amount of credit enhancement available to absorb losses for each security in the Company's portfolio varies depending upon the initial level of credit enhancement provided by the security issuer and the ensuing amortization, prepayment and loss experience in the mortgage loans that comprise the security.

     The real estate collateral securing the mortgage-backed securities available for sale was as follows at:

                                             DECEMBER 31,
                                         ----------------------
                                           1997          1996
                                           ----          ----
                                              (IN THOUSANDS
Single family real estate..........      $355,921      $375,475
Multifamily real estate ...........        61,472        66,540
                                         --------      --------
                                         $417,393      $442,015
                                         ========      ========

     Mortgage-backed securities available for sale were pledged as collateral as follows at:

                                                               DECEMBER 31,
                                                         ----------------------
                                                          1997          1996
                                                          ----          ----
                                                              (IN THOUSANDS
Federal Home Loan Bank Advances......................     $126,047      $106,696
Securities Sold Under Agreement to Repurchase........       85,595       137,736
Other................................................        3,471         3,458

     Gross realized gains and losses on sales of mortgage-backed securities available were as follows:

                                  GROSS       GROSS
                                 REALIZED    REALIZED
                                  GAINS       LOSSES
                                  -----       ------
Years Ended:
  December 31, 1997 .....      $2,322,000    $  377,000
  December 31, 1996 .....      $3,001,000    $1,485,000
  December 31, 1995 .....      $  279,000    $  199,000

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


     The contractual maturities of mortgage-backed securities available for sale, excluding periodic principal payments, at December 31, 1997, were as follows:

                                              AMORTIZED          FAIR
                                                COST            VALUE
                                                ----            -----
                                                    (IN THOUSANDS)
Due in one year or less ..............        $    289        $    315
Due after one year through five years            8,112           8,173
Due after five years through ten years              --              --
Due after ten years ..................         407,019         408,905
                                              --------        --------
                                              $415,420        $417,393
                                              ========        ========


(5)  LOANS

     The following is a summary of loans held for investment and loans held for sale at:


                                                                                  DECEMBER 31, 1997
                                                                 ------------------------------------------------
                                                                   HELD FOR             HELD
                                                                  INVESTMENT          FOR SALE          COMBINED
                                                                  ----------          --------          --------
                                                                               (DOLLARS IN THOUSANDS)
Single family real estate ...................................    $   792,717        $    55,806       $   848,523
Commercial real estate (multifamily residential and
   commercial nonresidential ................................        446,965                 --           446,965
Small business loans:
  Business loans under SBA lending programs .................         71,149             59,442           130,591
  Other small business loans ................................         33,968                 --            33,968
Construction ................................................            463                 --               463
Home equity and property improvement ........................         61,580                 --            61,580
Consumer loans, including loans secured by deposit accounts..          3,128                 --             3,128
                                                                 -----------        -----------       -----------
          Total gross loans .................................      1,409,970            115,248         1,525,218
     Unearned fees, discounts and premiums ..................         16,521              1,522            18,043
     Undisbursed loan funds .................................           (405)                --              (405)
     Allowance for loan losses ..............................        (17,298)                --           (17,298)
                                                                 -----------        -----------       -----------
                                                                 $ 1,408,788        $   116,770       $ 1,525,558
                                                                 ===========        ===========       ===========
     Weighted average yield at end of year ..................           7.89%              9.03%             7.98%
                                                                 ===========        ===========       ===========

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                                                                  DECEMBER 31, 1996
                                                                 ------------------------------------------------
                                                                   HELD FOR             HELD
                                                                  INVESTMENT          FOR SALE          COMBINED
                                                                  ----------          --------          --------
                                                                               (DOLLARS IN THOUSANDS)
Single family real estate .................................      $   903,811        $    66,077       $   969,888
Commercial real estate (multifamily residential and
   commercial nonresidential ..............................          389,576                 --           389,576
Small business loans:
  Business loans under SBA lending programs ...............           71,700             41,508           113,208
  Other small business loans ..............................           21,079                 --            21,079
Construction ..............................................            2,375                 --             2,375
Home equity and property improvement ......................            1,929                 --             1,929
Consumer loans, including loans secured by deposit accounts            2,483                 --             2,483
                                                                 -----------        -----------       -----------
          Total gross loans ...............................        1,392,953            107,585         1,500,538
     Unearned fees, discounts and premiums ................           12,813              2,066            14,879
     Undisbursed loan funds ...............................             (971)                --              (971)
     Allowance for loan losses ............................          (13,488)                --           (13,488)
                                                                 -----------        -----------       -----------
                                                                 $ 1,391,307        $   109,651       $ 1,500,958
                                                                 ===========        ===========       ===========
     Weighted average yield at end of year ................             7.74%              9.11%             7.84%
                                                                 ===========        ===========       ===========


     Loans held for sale are reported at the lower of cost or fair value. At December 31, 1997 and 1996, the fair values of loans held for sale were $123,043,000 and $110,836,000, respectively.

     Loans with adjustable rates totaled $1,376,599,000 and $1,422,344,000 at December 31, 1997 and 1996, respectively. Such loans adjust monthly, quarterly, semi-annually or annually and are subject to interest rate adjustment limitations. The loans are indexed to the cost of funds of savings institutions in the 11th District of the FHLB, the London Interbank Offered Rate, 1-year U.S. Treasury Constant Maturity Notes or the prime rate.

     Loans held for investment with aggregate carrying values of $415,394,000 and $407,526,000 were pledged as collateral on FHLB advances at December 31, 1997 and 1996, respectively.

CREDIT RISK

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


      An analysis of the activity in the allowance for loan losses follows:


                                                                                 YEARS ENDED DECEMBER 31,
                                                                 -------------------------------------------------
                                                                      1997               1996              1995
                                                                      ----               ----              ----
                                                                                    (IN THOUSANDS)
Balance, beginning of year ................................         $ 13,488           $ 12,789          $ 12,529
Provisions for loan losses ................................            6,000              8,050             2,900
Acquisitions and purchases ................................            2,606                 --               500
Recoveries from allowance for lease losses ................               --                 16                11
Recoveries ................................................            2,423              1,833             1,390
Charge-offs ...............................................           (7,219)            (9,200)           (4,541)
                                                                    --------           --------          --------
Balance, end of year ......................................         $ 17,298           $ 13,488          $ 12,789
                                                                    ========           ========          ========


     Nonaccrual Loans. Information regarding interest that would have been earned under the original terms of the Company's nonaccrual loans and interest actually reported during each financial reporting period follows:

                                                                               INTEREST         LOANS
                                                                 INTEREST       UNDER       ON NONACCRUAL
                                                                 RECORDED   ORIGINAL TERMS     STATUS
                                                                 --------   --------------     ------
                                                                            (IN THOUSANDS)
Years Ended:
December 31, 1997 .........................................      $   718        $ 1,519       $ 16,251
December 31, 1996 .........................................      $ 1,081        $ 2,091       $ 21,502
December 31, 1995 .........................................      $   581        $ 1,293       $ 14,841

     Impaired Loans. The following table sets forth information with respect to impaired loans at:

                                                                               DECEMBER 31,
                                                 -------------------------------------------------------------------------
                                                               1997                                  1996
                                                 ----------------------------------    -----------------------------------
                                                             SPECIFIC        NET                    SPECIFIC       NET
                                                   LOAN        LOSS       RECORDED       LOAN         LOSS       RECORDED
                                                 BALANCES   ALLOWANCES   INVESTMENT    BALANCES    ALLOWANCES   INVESTMENT
                                                 --------   ----------   ---------     --------    ----------   ----------
                                                                                (IN THOUSANDS)
Nonaccrual loans:
  Requiring specific loss allowances ......      $ 2,267      $   768      $ 1,499      $ 3,457      $ 1,439      $ 2,018
  Not requiring specific loss allowances ..        2,894           --        2,894        3,668           --        3,668
                                                 -------      -------      -------      -------      -------      -------
                                                   5,161          768        4,393        7,125        1,439        5,686
                                                 -------      -------      -------      -------      -------      -------
Restructured loans:
   Requiring specific loss allowances .....        4,210          636        3,574        4,756          707        4,049
   Not requiring specific loss allowances .        1,200           --        1,200           --           --           --
                                                 -------      -------      -------      -------      -------      -------
                                                   5,410          636        4,774        4,756          707        4,049
                                                 -------      -------      -------      -------      -------      -------
Other loans:
  Requiring specific loss allowances ......        1,951          407        1,544        2,937          709        2,228
  Not requiring specific loss allowances ..        2,202           --        2,202          618           --          618
                                                 -------      -------      -------      -------      -------      -------
                                                   4,153          407        3,746        3,555          709        2,846
                                                 -------      -------      -------      -------      -------      -------
       TOTAL ..............................      $14,724      $ 1,811      $12,913      $15,436      $ 2,855      $12,581
                                                 =======      =======      =======      =======      =======      =======

     The average recorded investment in impaired loans during the years ended December 31, 1997 and 1996 was

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


$12,747,000 and $11,349,000. Interest recognized during the years ended December 31, 1997 and 1996 totaled $1,107,000 and $991,000, respectively, for impaired loans.

     Impaired loans at December 31, 1997 and 1996 included $2,668,000 and $3,195,000 of small business loans that were purchased from GFC. The purchase agreement contains credit enhancement provisions with respect to these loans that management believes minimize risk of loss.

     Impaired loans at December 31, 1997 and 1996 included $4,741,000 and $4,756,000 of multifamily residential and commercial real estate loans which have been modified. These modifications are generally in the form of lower interest rates, payment decreases or maturity extensions.

CONCENTRATIONS OF CREDIT

     Commercial Real Estate. The Company had commercial real estate loans secured by properties in a number of different industries, as follows:

                                           DECEMBER 31,
                                     -----------------------
                                        1997          1996
                                        ----          ----
                                          (IN THOUSANDS)
Office buildings ..............      $ 99,950      $ 77,835
Stores and shopping centers....        80,460        62,540
Manufacturing and warehouses...        64,780        62,689
Motels ........................        11,827        16,868
Medical buildings .............         9,081         9,225
Other commercial properties....        22,764        30,586
                                     --------      --------
                                     $288,862      $259,743
                                     ========      ========

     The ability of the Company's customers to honor their loan agreements is dependent upon the health of these economic sectors as well as the general economy of the Company's market area.

     Small Business Loans. The Company's small business loan portfolio was diversified by industry, as follows:

                                        DECEMBER 31,
                                  -----------------------
                                     1997          1996
                                     ----          ----
                                       (IN THOUSANDS)
Motels .....................      $ 44,576      $ 33,065
Professional Services ......        26,744        21,770
Automotive .................        21,055        18,482
Wholesale Trade ............        22,675        16,818
Manufacturing ..............        15,931        10,597
Restaurants ................        14,296        10,128
Retail Trade ...............        12,536        10,003
Other ......................         6,746        13,406
                                  --------      --------
                                  $164,559      $134,269
                                  ========      ========


     Geographic. The Company's loan portfolio contained $1,387,228,000 and $1,388,391,000 of loans secured by real estate properties located in California at December 31, 1997 and 1996, respectively, representing about 99% of gross loans at both dates.

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


EXTENSIONS OF CREDIT TO DIRECTORS, OFFICERS AND EMPLOYEES

     The following table sets forth the activity with regard to loans to Company directors, officers and employees: At and for the years ended



                                  AT AND FOR THE YEARS ENDED
                                         DECEMER 31,
                                  -------------------------
                                     1997          1996
                                     ----          ----
                                       (IN THOUSANDS)
Balance, beginning of year .      $  7,277      $ 10,057
New extensions of credit ...            --         1,053
Repayments .................        (1,963)       (3,833)
                                  --------      --------
Balance, end of year .......      $  5,314      $  7,277
                                  ========      ========

     LOANS SERVICED FOR OTHERS

     Loans serviced for others totaled $500,184,000 and $583,290,000 at December 31, 1997 and 1996, respectively. Servicing loans for others generally consists of collecting payments, maintaining escrow accounts, disbursing payments to investors, and processing foreclosures. Loan servicing income is recorded on the cash basis and includes servicing fees and interest spread from investors, as well as certain charges collected from borrowers (such as late payment fees) and is reduced by the amortization of the purchased servicing asset. The Company holds an immaterial amount of borrowers' escrow balances in connection with this servicing.

          An analysis of the activity in the purchased servicing asset follows:

                                                    AT AND FOR THE YEARS ENDED
                                                            DECEMER 31,
                                                    -------------------------
                                                       1997             1996
                                                       ----             ----
                                                          (IN THOUSANDS)
Balance, beginning of year.........................  $6,658            $6,589
Purchases or reallocations during year.............     --              1,458
Amortization.......................................  (1,452)           (1,389)
                                                     -------           -------
Balance, end of year...............................  $5,206            $6,658
                                                     ======            ======

     Periodically, the Company evaluates the recoverability of purchased mortgage servicing rights based on the projected value of future net servicing income. Future prepayment rates are estimated based on current interest rates and various portfolio characteristics, including loan type, interest rate, and market prepayment estimates. If the estimated recovery is lower that the current amount of purchased mortgage servicing rights, a reduction to purchased mortgage servicing rights is recorded.

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(6)  REAL ESTATE ACQUIRED IN SETTLEMENT OF LOANS, NET

          The following is a summary of real estate acquired in settlement of loans ("REO"), by property type at:

                                           DECEMBER 31,
                                     -----------------------
                                        1997          1996
                                        ----          ----
                                         (IN THOUSANDS)
Single family ...................    $  2,289      $  7,867
Commercial real estate ..........         850         2,599
Small business loan collateral...         865            --
                                     --------      --------
                                     $  4,004      $ 10,466
                                     ========      ========

     REO is recorded at fair value at the time that title is obtained to the foreclosed property. Generally, this requires a charge against the allowance for loan losses. If, during the disposition period, the value of REO declines further, a loss provision is recorded as a current expense in the period the deterioration in value is determined.

     The Company incurs costs associated with the holding and disposing of REO. These costs are combined with revenues and expenses associated with real estate held for development and sale and reported, on a combined basis, in gains and losses from real estate operations, as follows:

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                -----------------------------------
                                                                  1997            1996        1995
                                                                  ----            ----         ----
                                                                            (IN THOUSANDS)
Loss on sale of REO .......................................     $    (8)        $  (103)      $ (62)
Holding period writedowns of REO ..........................        (266)           (402)       (119)
REO holding costs .........................................      (1,336)           (667)       (595)
REO operating expenses, net ...............................        (159)            (98)       (141)
                                                                -------        --------       -----
     REO sub-total ........................................      (1,769)        $(1,270)      $(917)
Net revenues on real estate held
  for development and sale ................................         224           4,558         235
                                                                -------        --------       -----
                                                                $(1,545)        $ 3,288       $(682)
                                                                =======        ========       =====

(7)  PREMISES AND EQUIPMENT

     The following is a summary of premises and equipment at:

                                                                     DECEMBER 31,
                                                               -----------------------
                                                                  1997         1996
                                                                  ----         ----
                                                                    (IN THOUSANDS)
Land ......................................................... $  1,717      $  1,717
Buildings and leasehold improvement ..........................    8,407         8,378
Furniture, fixtures, equipment and automobiles ...............    9,721         9,966
                                                               --------      --------
                                                                 19,845        20,061
Less accumulated depreciation and amortization ...............  (12,041)      (10,398)
                                                               --------      --------
                                                               $  7,804      $  9,663
                                                               ========      ========

     Depreciation and leasehold amortization expense for the years ended December 31, 1997, 1996 and 1995 totaled $2,093,000, $2,165,000 and $1,855,000, respectively.

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(8)  ACCRUED INTEREST RECEIVABLE

     Accrued interest receivable is summarized as follows at:

                                                                         DECEMBER 31,
                                                                 ------------------------------
                                                                   1997                1996
                                                                   ----                 ----
                                                                         (IN THOUSANDS)
Investment securities available for sale.....................    $ 2,695               $ 1,721
Mortgage-backed securities available for sale................      2,544                 2,683
Loans held for investment and held for sale..................     10,461                10,281
                                                                 --------              -------
                                                                 $15,700               $14,685
                                                                 ========              =======


      Accrued interest on investment securities available for sale includes accrued dividends receivable on the Company's holdings of FHLB stock.


(9)  CUSTOMER DEPOSIT ACCOUNTS

     Customer deposit account balances are summarized as follows at:

                                                        DECEMBER 31,
                                 -------------------------       ---------------------------
                                             1997                           1996
                                 -------------------------       ---------------------------
                                                  WEIGHTED                          WEIGHTED
                                                  AVERAGE                            AVERAGE
                                    BALANCE        RATE          BALANCE              RATE
                                    -------        ----          -------              ----
                                                   (DOLLARS IN THOUSANDS)
Demand accounts:
  Checking ...................   $  113,470        0.87%        $  106,453            1.05%
  Passbook ...................       53,977        2.00             59,349            2.01
  Money market accounts ......      175,120        3.90            155,549            3.95
                                 ----------                     ----------
                                    342,567                        321,351
                                 ----------                     ----------
Fixed rate term certificates
    of deposit:
  3 to  5 months .............       22,211        4.86             64,568            5.34
  6 to 11 months .............      404,075        5.48            329,062            5.21
  12 to 23 months ............      262,156        5.79            244,502            5.57
  24 to 35 months ............       54,965        5.68             99,198            6.28
  36 to 60 months ............       92,969        6.48            111,382            6.28
  IRA/Keogh accounts .........      151,872        6.17            152,964            6.23
  Jumbos -- retail ...........        3,981        6.58              8,750            6.61
  Jumbos -- wholesale ........      216,444        5.56            226,693            5.65
                                 ----------                     ----------
                                  1,208,673                      1,237,119
                                 ----------                     ----------
                                 $1,551,240        5.04%        $1,558,470            5.06%
                                 ==========                     ==========


     At December 31, 1996, the contractual deposit liability balances in the 36 to 60 months certificates included a $200,000 discount to adjust the contractual interest rates to market interest rates on certain above market rate certificates that the Company acquired in connection with its purchase of United California Savings Bank in July 1995.

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


     The following table sets forth the amount of fixed-term certificates of deposit as of December 31, 1997 maturing in the periods indicated:

                                        DEPOSITS MATURING IN THE YEARS ENDING DECEMBER 31,
                                ------------------------------------------------------------------
                                  1998          1999           2000      After 2000      TOTAL
                                  ----          ----           ----      ----------      -----
                                                        (DOLLARS IN THOUSANDS)
Contractual interest rate:
   0.000% - 2.5% .........      $    461      $     39      $      4      $     3      $      507
   2.501% - 3.5% .........            --            --            --           --              --
   3.501% - 4.5% .........         7,051            --             2           --           7,053
   4.501% - 5.5% .........       359,975        36,167        15,958        9,153         421,253
   5.501% - 6.5% .........       499,851        62,335        24,983       41,134         628,303
   6.501% - 7.5% .........        35,457        36,275        58,993        8,709         139,434
   7.501% - 8.5% .........         2,409           466         4,076        1,595           8,546
   8.501% - 9.5% .........         1,148           320         1,891           --           3,359
   9.501% - 10.5% ........            --           218            --           --             218
                                --------      --------      --------      -------      ----------
                                $906,352      $135,820      $105,907      $60,594      $1,208,673
                                ========      ========      ========      =======      ==========


     Accrued interest payable on customer deposit accounts was $3,942,000 and $4,146,000 at December 31, 1997 and 1996, respectively, and was reported in "Other liabilities" in the Consolidated Statements of Condition.

     Interest expense on customer deposits by type was as follows: Years Ended December 31,

                                                                       YEARS ENDED DECEMBER 31,
                                                                 ------------------------------------
                                                                   1997           1996         1995
                                                                   ----           ----         ----
                                                                            (IN THOUSANDS)
Checking ..................................................      $ 1,006        $ 1,055       $ 1,037
Passbook ..................................................        1,132          1,370         1,544
Money market accounts .....................................        6,417          5,468         2,891
Time deposits .............................................       71,119         71,393        65,658
                                                                 -------        -------       -------
                                                                 $79,674        $79,286       $71,130
                                                                 =======        =======       =======

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(10) SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

     Securities sold under agreements to repurchase, also referred to as "reverse repurchase agreements," consisted of the following:

                                                                   AT OR FOR THE YEARS ENDED
                                                                         DECEMBER 31,
                                                                   -------------------------
                                                                      1997         1996
                                                                      ----         ----
                                                                    (DOLLARS IN THOUSANDS)
Reverse repurchase agreements at end of year ................      $ 74,488       $130,639

Fair value of MBS pledged as collateral at end of year ......      $ 85,595       $137,736

Weighted average interest rate at end of year ...............          5.83%          5.47%

Maximum amount outstanding at any month-end during the year..      $167,686       $140,757

Average balance outstanding during the year .................      $139,864       $114,546


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


(11) NOTES PAYABLE

     Notes payable at December 31, 1997 and 1996 consisted of $17,750,000 of senior debentures with an 11.17% fixed rate of interest, all due and payable in December 2001. The Company is subject to restrictive covenants with respect to its subordinated debentures. At all times during the periods presented, the Company was in compliance with such restrictions.


(12) FEDERAL HOME LOAN BANK ADVANCES

     Following is a summary of advances from the Federal Home Loan Bank of San Francisco at:

                                               DECEMBER 31,
                      ----------------------------------------------------------------
                                 1997                                 1996
                      ---------------------------         ----------------------------
MATURING DURING                          WEIGHTED                             WEIGHTED
THE FISCAL YEAR                          AVERAGE                              AVERAGE
ENDED DECEMBER 31:     BALANCE            RATE              BALANCE            RATE
-----------------      -------            ----              -------           --------
                                           (DOLLARS IN THOUSANDS)
  1997............                                         $274,479            5.50%
  1998............    $319,500           5.79%               65,000             5.56
  1999............      49,000           6.10%               10,000             5.76
  2000............      45,000           6.37%                --
                        ------                            --------
                      $413,500           5.89%            $349,479             5.52%
                      ========                            ========


     Fixed rate advances totaled $311,500,000 and $211,579,000 at December 31, 1997 and 1996, respectively, and adjustable rate advances totaled $102,000,000 and $137,900,000 at the same dates, respectively. The Company pledged the

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


following assets as collateral on FHLB advances at:

                                                                        DECEMBER 31,
                                                               -----------------------------
                                                                 1997                 1996
                                                                 ----                 ----
                                                                      (IN THOUSANDS)
Stock of the Federal Home Loan Bank of San Francisco.........   $22,914             $17,919
Mortgage-backed securities...................................   126,047             106,696
Loans held for investment....................................   415,394             407,526
                                                                -------             -------
                                                               $564,355            $532,141
                                                               ========            ========


(13) INCOME TAXES

     Income tax expense (benefit) is comprised of the following:

                                                               YEARS ENDED DECEMBER 31,
                                                          ----------------------------------
                                                            1997          1996          1995
                                                            ----          ----          ----
                                                                     (IN THOUSANDS)
Current taxes:
Federal ...........................................       $2,149         $(100)         $202
  State ...........................................          999           233            --
                                                          ------          ----        ------
     Total current ................................        3,148           133           202
                                                          ------          ----        ------
Deferred taxes:
  Federal .........................................          860          (878)        1,246
  State ...........................................          264           243         1,043
                                                          ------          ----        ------
     Total deferred ...............................        1,124          (635)        2,289
                                                          ------          ----        ------
Taxes credited to stockholders' equity for exercise
   of stock options ...............................        2,736           475            --
                                                          ------          ----        ------
                                                          $7,008          $(27)       $2,491
                                                          ======          ====        ======


     The sources of difference between the federal statutory income tax rate and the effective tax rate as a percentage of pretax earnings are as follows:

                                                               YEARS ENDED DECEMBER 31,
                                                           ------------------------------
                                                             1997       1996        1995
                                                             ----       ----        ----
                                                                   (IN PERCENTAGES)
Statutory federal income tax rate ..................        35.0%       35.0%       35.0%
Increase (decrease) in taxes:
  State franchise tax, net of federal benefit ......         7.0         7.0         7.0
  Interest from tax exempt investments .............        (6.2)       (9.6)      (14.1)
  Decrease in deferred tax asset valuation allowance         --        (16.8)        --
  Reduction of liabilities from prior periods ......         --        (12.9)        --
  Other, net .......................................        (2.1)       (2.9)       (2.2)
                                                            ----       -----        ----
Effective tax rate .................................        33.7%       -0.2%       25.7%
                                                            ====       =====       =====


     At December 31,1997 and 1996, the Company's accrued taxes receivable were $1.8 million and $2.1 million, respectively.

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


      The net deferred tax asset is comprised of the following items:

                                                                         DECEMBER 31,
                                                                  -------------------------
                                                                     1997             1996
                                                                     ----             ----
                                                                        (IN THOUSANDS)
Deferred tax liabilities:
  Loan fees...................................................     $   606         $  1,755
  FHLB stock dividends........................................       2,667            2,283
  Prepaid expenses............................................         396              590
  State taxes.................................................           -              414
  Other.......................................................           4                3
  Unrealized gain on securities available for sale............       1,873               --
                                                                  --------         --------
     Gross deferred tax liabilities...........................       5,546            5,045
                                                                  --------         --------
Deferred tax assets:
  Depreciation................................................       (774)            (615)
  Provision for losses on real estate.........................       (233)            (181)
  Provision for loan losses ..................................     (4,809)          (6,212)
  Income from REMIC trust.....................................           -            (300)
  Purchase accounting differences.............................     (1,181)          (1,488)
  Net operating losses........................................     (1,460)          (1,645)
  Unrealized loss and securities available for sale...........           -            (166)
  Other.......................................................       (647)          (1,159)
                                                                  --------         --------
     Gross deferred tax assets................................     (9,104)         (11,766)
                                                                  --------         --------
     Net deferred tax asset...................................    $(3,558)         $(6,721)
                                                                  ========         ========


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

     Until passage of legislation in 1996, savings and loan associations that met certain definitional tests as prescribed by the Internal Revenue Code ("Code") were allowed a bad debt deduction, when computing federal income taxes, equivalent to 8% of taxable income, subject to a minimum tax for preference items. Alternatively, a deduction based upon actual experience losses of the Company could be taken if it resulted in a greater deduction. Both houses of Congress passed legislation in 1996 that repealed the tax rules formerly applicable to bad debt reserves of thrift institutions for taxable years beginning after December 31, 1995. Pursuant to the legislation, the Company was required to change its tax method of accounting for bad debts from the reserve method formerly permitted to the "specific charge-off" method under which tax deductions are permissible for bad debts only as and to the extent that the loans become wholly or partially worthless. At both December 31, 1997 and 1996, the Company had a $23 million tax bad debt reserve that was accumulated using the provisions of the tax law prior to the 1996 changes that is subject to recapture in whole or in part in future years upon the occurrence of certain events, such as a distribution to shareholders in excess of the Company's current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Company.

(14) COMMITMENTS AND CONTINGENT LIABILITIES

     The Company and its subsidiaries are defendants in litigation arising in the normal course of business. In the opinion of management, after discussion with legal counsel, the ultimate outcome of such litigation will not have a material effect on the financial condition of the Company or its results of operations.

     The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit in the form of real estate loans and commitments to purchase real estate loans and mortgage-backed securities. These instruments involve, to varying

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

     On December 31, 1997, the Company had commitments to originate $33,285,000 of real estate loans. On December 31, 1996, the Company had commitments to purchase and originate $26,899,000 of real estate loans.

     The Company has agreements to lease facilities and land for certain of its offices for varying periods to the year 2004 with options through 2023. Facilities rental expense for the years ended December 31, 1997, 1996 and 1995 was $1,895,000, $1,988,000 and $1,485,000 respectively. Future minimum rental payments under noncancelable operating leases are payable as follows for the years ending:

December 31:
-----------                                          (In thousands)
       1998...........................................    $ 2,564
       1999...........................................      2,573
       2000...........................................      2,592
       2001...........................................      1,870
       2002...........................................      1,341
       After 2003.....................................      5,149
                                                          -------
                                                          $16,089
                                                          =======


(15) RETIREMENT PLANS

     401(k). The Company sponsors a savings plan which allows employee participants to make pre-tax salary contributions up to 10% of their salaries pursuant to section 401(k) of the Internal Revenue Code. Employees who have completed one year of service and have reached 21 years of age are eligible to enroll in the savings plan. Employee contributions are matched dollar for dollar by the Company up to 5% of the employee's salary. Employees vest immediately in their own contributions and earnings thereon and vest in the Company's contributions at the rate of 20% per year of service. The Company's contribution expense for the years ended December 31, 1997, 1996 and 1995 was $493,000, $544,000, and $492,000, respectively.

     Deferred Compensation and Benefit Restoration Plan. The Company's Deferred Compensation and Benefit Restoration Plan ("Deferred Compensation Plan") is a supplemental benefit plan which permits directors and selected officers to elect to defer receipt of all or any portion of their future salary, bonus or directors' fees. In addition, the Deferred Compensation Plan restores benefits lost by employees under the ESOP and 401(k) plan due to specified Internal Revenue Code restrictions on the maximum compensation that may be taken into account and the maximum benefits that may be paid under those plans. Amounts contributed to the Deferred Compensation Plan to restore benefits otherwise limited by the Code restrictions have been included in the 401(k) contribution expense reported in the previous paragraph. Interest is earned on contributions to the Deferred Compensation Plan based upon a variable rate determined annually by the Compensation Committee of the Board of Directors. For the years ended December 31, 1997, 1996, and 1995, the Company paid interest on Deferred Compensation Plan balances totaling $318,000, $271,000 and $74,000, respectively.

     Director Retainer Continuance Plan. Effective January 1, 1991, the Company adopted a Director Retainer Continuance

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


Plan which provides retirement benefits to all directors who have reached age 70 or at any time after attaining the age of 55, provided the sum of his age and years of service on the board equal or exceed 75. The plan replaces an informal plan adopted in March 1983. The annual retirement benefit is 50% of the retainer fee as of the date of retirement. In connection with the expected merger with Golden State, the Company obtained an actuarial analysis taking into account the acceleration of benefits that will occur upon change of control. In 1997, the Company recorded a charge of $681,000 to increase its recognized liability to the level indicated by the actuarial analysis. The Company's total contribution expense for the years ended December 31, 1997, 1996 and 1995 was $801,000, $114,000 and $109,000, respectively.

     Employee Stock Ownership Plan ("ESOP"). As part of its initial public offering, the Company purchased 363,000 shares of common stock, adjusted for stock splits and stock dividends, to establish an ESOP. All employees who are age 21 or older and have completed one year of service with the Company are eligible under the plan. The purchase of the common shares was financed by a loan from an unaffiliated lender. Shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. Contributions to the ESOP and shares released from the suspense account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 20% vested after each year of credited service. Vesting is accelerated upon retirement, death or disability of the participant.

     Payments on the third-party ESOP loan were made principally from the Company's discretionary contributions to the ESOP. In 1996, the Company repaid the third party loan at which time the Company granted a loan to the ESOP trust in the amount of the loan paid off. Under generally accepted accounting principles, the ESOP trust's debt to the Company is not reflected in the Company's statement of condition. Interest paid on the obligation to the third party lender was zero, $60,000 and $109,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

     Due to the expected merger with Golden State, the Company terminated the ESOP in December 1997. All unallocated shares in the ESOP at that date, totaling approximately 100,000 shares, were distributed to eligible employees. For the years ended December 31, 1997, 1996 and 1995, the Company's contribution expense to the ESOP was $778,000, $79,000 and $162,000, respectively.

(16) STOCK-BASED COMPENSATION PLANS

     At December 31, 1997, the Company had stock-based compensation plans for employees and nonemployee directors which are described below. The Company applies APB Opinion No. 25 and related interpretations for its plans, both of which are fixed stock option plans. Accordingly, the Company did not recognize compensation expense in connection with awards of stock options because the exercise price and the fair market price were the same at the dates of award, with two exceptions:

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

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


     Had compensation cost for the Company's stock-based compensation plans been determined consistent with FASB Statement No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
(Dollars in Thousands, except Per Share Amounts)                1997           1996
                                                                ----           ----
Net Earnings:                As Reported....................  $13,790        $11,338
                             Pro Forma......................  $12,889        $10,497

Diluted Earnings Per Share:  As Reported....................  $  2.27        $  1.92
                             Pro Forma......................  $  2.12        $  1.78


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

     The following table sets forth activity with respect to incentive stock options and non-qualifying stock options awarded to employees and non-employee directors under the Company's incentive plans in the periods presented:

                                                           AT AND FOR THE YEARS ENDED DECEMBER 31,
                                      -------------------------------------------------------------------------------

                                                 1997                     1996                       1995
                                      --------------------------  ------------------------   ------------------------
                                                       WEIGHTED-                  WEIGHTED                   WEIGHTED
                                                       AVERAGE                    AVERAGE                    AVERAGE
                                                       EXERCISE                   EXERCISE                   EXERCISE
                                        SHARES          PRICE     SHARES           PRICE     SHARES           PRICE

Outstanding at beginning of year       532,612          $11.65    588,038           $9.76    520,845          $ 7.91

Granted ........................         9,830          $29.93    159,411          $16.91    184,616          $13.46

Exercised ......................      (442,326)         $11.92   (208,280)         $10.42    (99,071)         $ 6.69

Terminated .....................        (5,750)         $15.28     (6,557)         $13.49    (18,352)         $11.11
                                      --------          ------   --------          ------    -------           -----
Outstanding at end of year .....        94,366          $12.62    532,612          $11.65    588,038          $ 9.76
                                      ========          ======   ========          ======    =======          ======


     Directors' Stock Option Plan ("Directors' Plan"). Directors may elect to receive some of all of their retainer and meeting fees in the form of stock options, in accordance with the provisions of the Directors' Plan which was approved by stockholders in May 1994. The exercise price of options awarded under the Directors' Plan equals 75% of the fair market value of the common stock at the date of award. Fair market value is determined at the date of each award of options and generally equals the average of the closing prices of the common stock for the five trading days preceding the date as of which fair market value is determined. The difference between the exercise price and the fair market value of each share subject to an option, after applying the discount, is recognized as compensation expense.

                                                   CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


     The following table sets forth activity with respect to awards of stock options under the Directors' Plan:

                                                           AT AND FOR THE YEARS ENDED DECEMBER 31,
                                      -------------------------------------------------------------------------------

                                                 1997                     1996                       1995
                                      --------------------------  ------------------------   ------------------------
                                                       WEIGHTED-                  WEIGHTED                   WEIGHTED
                                                       AVERAGE                    AVERAGE                    AVERAGE
                                                       EXERCISE                   EXERCISE                   EXERCISE
                                        SHARES          PRICE     SHARES           PRICE     SHARES           PRICE
Outstanding at beginning of year       27,731          $15.07     15,937          $13.11      1,512          $11.24
Granted ........................        5,873          $22.36     11,794          $17.73     14,425          $13.25
Exercised ......................      (33,604)         $16.34         --           --            --             --
                                      -------          ------     ------          ------     ------          ------
Outstanding at end of year .....          -0-            --       27,731          $15.07     15,937          $13.11
                                      =======          ======     ======          ======     ======          ======


     The following table summarizes information about incentive stock options and non-qualifying stock options granted to employees and nonemployee directors as of December 31, 1997:

                                         OPTIONS OUTSTANDING      OPTIONS EXERCISABLE
                                         --------------------    ---------------------
                                                     WEIGHTED                 WEIGHTED
                                                       AVG.                     AVG.
                                                     EXERCISE                 EXERCISE
        Range of Exercise Prices         SHARES       PRICE      SHARES        PRICE
          $ 5.51 - $ 9.99                36,955       $ 5.51     36,955        $ 5.51
          $10.00 - $14.99                38,438       $13.02     21,898        $12.89
          $15.00 - $19.99                 6,050       $18.90      2,016        $18.90
          $20.00 - $24.99                    --          --         --           --
          $25.00 - $29.99                 7,077       $26.93      3,093        $25.31
          $30.00 - $32.15                 5,846       $31.12        --           --
                                         ------                  ------
          $ 5.51 - $32.15                94,366       $12.62     63,962        $ 9.42
                                         ======                  ======


     At December 31, 1997, there were 5,822 unallocated shares of stock remaining in the Incentive Plans for future awards in the form of incentive stock options, non-qualified options or restricted stock. At the same date, there were 36,217 unallocated shares reserved for future awards under the Directors' Plan.

     Fair Value of Stock Options Grants. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively:

     o    dividend yields of 0.78% and 1.44%
     o    expected volatility of 30.8% and 27.6%, using a 100-week period
     o    risk-free interest rates based upon equivalent-term Treasury Rates
     o    expected option lives were the contractual lives at the date of grant

                                                   CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



     The following table summarizes the fair value of the stock options granted in the years ended December 31, 1997 and 1996:

                                                    1997:                        1996:
                                             -----------------------      -----------------------
                                                          WEIGHTED                     WEIGHTED
                                             OPTIONS      AVERAGE         OPTIONS      AVERAGE
                                             GRANTED     FAIR VALUE       GRANTED      FAIR VALUE
Incentive Stock Options....................   6,983                        22,025
Non-qualifying Stock Options...............   2,847                       122,894
Directors' Plan............................   5,873                        11,794
                                             ------                       -------
    Total..................................  15,703       $24.11          156,713       $12.91
                                             ======       ======          =======       ======


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

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


     Awards of shares of stock under the MDRP and under the 1994 Long-Term Incentive Plan, after giving effect to stock splits and stock dividends, were as follows:

                                                                       NUMBER
                                                                     OF SHARES
                                                                     ---------
Outstanding at December 31, 1994..................................    77,454

  Granted.........................................................    23,232
  Forfeited.......................................................    (3,933)
                                                                      ------
Outstanding at December 31, 1995..................................    96,753
  Granted.........................................................     7,835
  Forfeited.......................................................    (7,074)
                                                                      ------
Outstanding at December 31, 1996..................................    97,514
  Granted.........................................................     1,100
  Forfeited.......................................................    (3,836)
                                                                      ------
OUTSTANDING AT DECEMBER 31, 1997..................................    94,778
                                                                      ======


     Fully-vested shares at December 31, 1997 totaled 67,033 and at that date the MDRP had 5,408 shares available for future awards.

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(17) FAIR VALUE OF FINANCIAL INSTRUMENTS

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

     It is management's belief that the fair values presented below are accurate based on the valuation techniques and data available to the Company as of December 31, 1997, as more fully described below. It should be noted that the operations of the Company are managed from a going concern basis and not a liquidation basis. As a result, the ultimate value of the financial instruments presented could be substantially different when actually recognized over time through the normal course of operations. Additionally, a substantial portion of the Company's inherent value is its franchise value. Neither of these components have been given consideration in the presentation of fair values below.

     The following presents the carrying amounts and fair values of financial instruments included in assets and liabilities:

                                                                               AT DECEMBER 31,
                                                   --------------------------------------------------------------------------
                                                               1997                                         1996
                                                   ---------------------------------     ------------------------------------
                                                       CARRYING         ESTIMATED                 CARRYING          ESTIMATED
(Dollars in thousands)                                  AMOUNT          FAIR VALUE                 AMOUNT          FAIR VALUE
                                                        ------          ----------                 ------          ----------
ASSETS:
Cash and cash equivalents..........................   $   26,947        $   26,947                $   24,941       $   24,941
Investment securities..............................      189,799           189,799                   161,719          161,719
Mortgage-backed securities.........................      417,393           417,393                   442,015          442,015
Loans .............................................    1,525,558         1,549,789                 1,500,958        1,507,337
                                                      ----------        ----------                ----------       ----------
  Net financial instruments -- Assets..............   $2,159,697        $2,183,928                $2,129,633       $2,136,012
                                                      ==========        ==========                ==========       ==========
LIABILITIES:
Customer deposit accounts..........................   $1,551,240        $1,551,528                $1,558,470       $1,560,156
Other borrowings...................................      505,738           507,550                   497,868          498,437
                                                      ----------        ----------                ----------       ----------
  Net financial instruments -- liabilities.........   $2,056,978        $2,059,078                $2,056,338       $2,058,593
                                                      ==========        ==========                ==========       ==========


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

     Loans. The fair values of loans are estimated by discounting the contractual cash flows, adjusted for prepayment estimates, using market interest rates based on secondary market sources, adjusted for servicing costs. The fair value of

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


consumer loans is based on an aggregate current market interest rate for those products in the Company's portfolio in the aggregate. The following table presents information for loans held for investment or sale:

                                                                                   AT DECEMBER 31,
                                                     ------------------------------------------------------------------------
                                                                   1997                                    1996
                                                     --------------------------------         -------------------------------
                                                       CARRYING             ESTIMATED           CARRYING           ESTIMATED
                                                       AMOUNT(1)           FAIR VALUE           AMOUNT(1)          FAIR VALUE
                                                       ---------           ----------           ---------          ----------
                                                                                     (IN THOUSANDS)
Single family, first and second trust deeds..         $  920,634          $  929,242          $  979,178            $981,326
Commercial real estate ......................            446,378             451,966             388,798             392,882
Construction ................................                 58                  58               1,404               1,423
Small business loans ........................            172,658             182,693             142,583             142,711
Consumer loans ..............................              3,128               3,128               2,483               2,483
                                                      ----------          ----------          ----------           ---------
     Total ..................................          1,542,856           1,567,087           1,514,446           1,520,825
Allowance for loan losses (2) ...............            (17,298)            (17,298)            (13,488)            (13,488)
                                                      ----------          ----------          ----------           ---------
                                                      $1,525,558          $1,549,789          $1,500,958           1,507,337
                                                      ==========          ==========          ==========           =========

----------
(1) The carrying amounts represent gross loan balances at the dates indicated as adjusted for discounts and premiums, unearned fees, interest rate caps hedging certain adjustable-rate loans and undisbursed loan funds.
(2) In its calculation of fair value, the Company did not consider possible losses due to credit problems and, accordingly, has applied the allowance for loan losses to reflect such credit risk.

     The Company entered into interest rate cap agreements to hedge its exposure to rising interest rates due to lifetime rate ceilings on certain adjustable-rate loans. The Company has included the unamortized premium paid to purchase such agreements in the carrying amount of single family loans as of the reporting dates. At December 31, 1997, the unamortized premium totaled $1,439,000 and the fair value of the hedging instruments was $173,000.

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


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

                                                           AT DECEMBER 31,
                                 ----------------------------------------------------------------
                                              1997                             1996
                                 -----------------------------        ---------------------------
                                   CARRYING          ESTIMATED        CARRYING          ESTIMATED
                                    AMOUNT          FAIR VALUE          VALUE          FAIR VALUE
                                    -----           ----------          -----          ----------
                                                          (IN THOUSANDS)
Transaction accounts ....        $  342,567        $  342,567        $  321,351        $  321,351
                                 ----------        ----------        ----------        ----------
Time deposits:
  Retail ................           992,228           992,073         1,010,426         1,012,814
  Wholesale .............           216,445           216,888           226,693           225,991
                                 ----------        ----------        ----------        ----------
    Total time deposits..         1,208,673         1,208,961         1,237,119         1,238,805
                                 ----------        ----------        ----------        ----------
                                 $1,551,240        $1,551,528        $1,558,470        $1,560,156
                                 ==========        ==========        ==========        ==========


     SFAS No. 107 does not allow a deposit base intangible element to be included in the fair value of deposits. The intangible element arises from the low cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

     Other borrowings. The fair value of borrowings at December 31, 1997 were estimated using current market rates of interest for similar borrowings, as follows:

                                                                            AT DECEMBER 31,
                                                         ---------------------------------------------------------
                                                                   1997                           1996
                                                         -----------------------        --------------------------
                                                          CARRYING    ESTIMATED         CARRYING        ESTIMATED
                                                           AMOUNT     FAIR VALUE         VALUE          FAIR VALUE
                                                           ------     ----------         -----          ----------
                                                                            (IN THOUSANDS)
FHLB advances ..................................        $413,500        $413,810        $349,479        $348,645
Securities sold under agreements to repurchase..          74,488          74,502         130,639         130,646
Notes payable ..................................          17,750          19,238          17,750          19,146
                                                        --------        --------        --------        --------
                                                        $505,738        $507,550        $497,868        $498,437
                                                        ========        ========        ========        ========

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(18) STOCKHOLDERS' EQUITY

      The Company's ability to pay cash dividends to its shareholders primarily depends upon cash dividends it receives from its wholly-owned subsidiary, CenFed Bank, and is also subject to limitations set forth in restrictive covenants relating to debt securities of the Company. CenFed Bank's ability to pay cash dividends to the Company is subject to limitations contained in applicable federal regulations. Payment of dividends in excess of CenFed Bank's accumulated earnings and profits would have significant and adverse tax consequences to CenFed Bank.

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

     STOCK REPURCHASE PLAN

     In February 1997, the Company announced a stock repurchase plan pursuant to which up to 5% of the Company's outstanding common stock, or approximately 250,000 common shares, could be repurchased over a twelve-month period. The Company terminated the stock repurchase plan shortly after the announcement of its intention to merge with Golden State. The Company had repurchased 68,470 shares at the date the plan was terminated.

     STOCK DIVIDENDS

     In May 1997 and 1996, the Company distributed stock dividends to shareholders of record, in each case the stock dividend being 10% of the shares outstanding as of the record date. In each year, the Company accounted for the stock dividends by transferring from retained earnings to capital stock and paid-in capital an amount equal to the fair value of the additional shares issued. All earnings per share numbers include the effects of these stock dividends.

     EARNINGS PER SHARE

     In 1997, the Company adopted a new accounting standard pursuant to which the Company is required to report both basic and diluted net earnings per share. The following is the reconciliation of the numerators and denominators of the basic and diluted earnings per share computations for the years as indicated:

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                     FOR THE YEAR ENDED 1997:               FOR THE YEAR ENDED 1996:
                                           ---------------------------------------    ----------------------------------------
                                             INCOME          SHARES      PER-SHARE      INCOME          SHARES       PER-SHARE
                                           (NUMERATOR)    (DENOMINATOR)   AMOUNT      (NUMERATOR)     (DENOMINATOR)     AMOUNT
                                           -----------    -------------   ------      -----------     -------------     ------
Net income after
extraordinary item.....................    $13,790,000                                $11,338,000

BASIC EPS:

Income available to
common stockholders....................    $13,790,000       5,806,607      $2.37     $11,338,000       5,574,406       $2.03
                                           -----------       ---------      -----     -----------       ---------       -----

Effect of Dilutive Securities:

Options -- common stock equivalent.....                        267,867                                    322,498

DILUTED EPS:

Income available to common
stockholders plus
assumed conversions....................    $13,790,000       6,074,474      $2.27     $11,338,000       5,896,904       $1.92
                                           -----------       ---------      -----     -----------       ---------       -----


                                                  FOR THE YEAR ENDED 1995:
                                           ---------------------------------------
                                             INCOME          SHARES      PER-SHARE
                                           (NUMERATOR)    (DENOMINATOR)   AMOUNT
                                           -----------    -------------   ------
Net income after
extraordinary item.....................    $7,197,000

BASIC EPS:

Income available to
common stockholders....................    $7,197,000      5,455,086      $1.32
                                           ----------      ---------      -----

Effect of Dilutive Securities:

Options -- common stock equivalent.....                     274,648


DILUTED EPS:

Income available to common
stockholders plus
assumed conversions....................    $7,197,000      5,729,734     $1.26
                                           ----------      ---------     -----

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(19) REGULATORY MATTERS

     CAPITAL REGULATIONS

     The Company is required to maintain certain minimum levels of regulatory capital as set forth by the OTS in capital standards applicable to all institutions regulated by it. These capital standards include a core capital requirement, a tangible capital requirement and a risk-based capital requirement. CenFed Bank exceeds all capital requirements, as shown in the following table:

                           TANGIBLE CAPITAL        CORE CAPITAL      RISK-BASED CAPITAL
                          ------------------   ------------------    ------------------
(Dollars in Thousands)     AMOUNT    PERCENT   AMOUNT     PERCENT    AMOUNT     PERCENT
                           ------    -------   ------     -------    ------     ------
Actual ...............    $131,696    5.99%   $132,994     6.04%    $147,982     12.10%

Required..............      32,987    1.50%     66,012     3.00%      97,832      8.00%
                           ------    -------   ------     -------    ------     ------
  Excess..............     $98,709    4.49%    $66,982     3.04%     $50,150      4.10%
                           ======    =======   ======     =======    ======     ======


Federal banking legislation contains prompt corrective action ("PCA") provisions pursuant to which banks and savings institutions are to be classified into one of five categories, based primarily upon capital adequacy, and which require specific supervisory actions as capital levels decrease. The OTS regulations implementing the PCA provisions define the five capital categories. The following table sets forth the definitions of the categories and the Bank's ratios as of December 31, 1997:


                                                      TOTAL       TIER 1      TIER 1
                                          TANGIBLE  RISK-BASED  RISK-BASED  LEVERAGE
CAPITAL CATEGORY:                          RATIO      RATIO       RATIO      RATIO
------------------------------------------------------------------------------------
Well-capitalized .....................      N/A        >=10%       >=6%       >=5%

Adequately capitalized ...............      N/A        >=8%        >=4%       >=4%

Undercapitalized .....................      N/A        <8%         <4%        <4%
Significantly undercapitalized .......      N/A        <6%         <3%        <3%
Critically undercapitalized ..........      <=2%       N/A         N/A        N/A
CENFED BANK, AT DECEMBER 31, 1997.....      N/A       12.1%       10.9%       6.0%


     The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from well capitalized to adequately capitalized, or to subject an adequately capitalized or undercapitalized institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 1997, the Bank was a well capitalized institution.

     DIVIDENDS

     Savings association are subject to regulations with respect to the declaration and payment of dividends. These regulations establish a three-tiered system of regulation, with the greatest flexibility to pay dividends being afforded to well- capitalized associations. CenFed Bank is considered a well-capitalized institution for purposes of dividend declarations. CenFed Bank declared and paid a $7,500,000 dividend to its parent company in 1997. No dividends were declared or paid in 1996.

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


     DEPOSIT INSURANCE

     The Federal Deposit Insurance Corporation ("FDIC") administers the deposit insurance fund under which CenFed Bank's deposits are insured. Deposit insurance premiums are assessed pursuant to a risk-based system under which institutions are classified on the basis of capital ratios, supervisory evaluation by the institution's primary federal regulatory agency and other information deemed relevant by the FDIC. The deposit insurance premium assessment rate for institutions insured by the Savings Association Insurance Fund ("SAIF"), to which CenFed Bank belongs, currently ranges from 0% to 0.27%.

     During the third calendar quarter of 1996, federal legislation was enacted which, among other things, recapitalized the SAIF, through a one-time special assessment for SAIF members. The aggregate amount of the recapitalization assessment for SAIF members was calculated to bring the reserve to insured deposits ratio to 1.25%. The Company paid $9.1 million in connection with the recapitalization.

     Prior to the recapitalization of the SAIF, the deposit insurance premiums assessed to SAIF members ranged from 0.23% to 0.31%. Following the recapitalization, deposit premiums to SAIF-insured institutions decreased significantly. Beginning in 1997, the Company's deposit insurance premium was 0.064%, which was based on a deposit insurance premium rate of 0% plus 0.064% charged to pay interest on bonds issued in connection with the resolution of failed thrift institutions in the early 1990's. All financial institutions insured by either the SAIF or the Bank Insurance Fund share, on a full pro rata basis, the interest cost on these bonds.

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(20) CENFED FINANCIAL CORPORATION ONLY FINANCIAL INFORMATION

           The following are the condensed financial statements for CENFED Financial Corporation as of December 31, 1997 and 1996 and for the years ended December 31, 1997, 1996 and 1995.

                   CONDENSED STATEMENTS OF FINANCIAL CONDITION

                                                        DECEMBER 31,
                                                  -------------------------
                                                    1997             1996
                                                    ----             ----
                                                       (IN THOUSANDS)
                                     ASSETS
Cash and cash equivalents ....................   $     851       $     120
Investment in CenFed Bank ....................     149,205         130,463
Other assets .................................       3,430           1,106
                                                 ---------       ---------
                                                 $ 153,486       $ 131,689
                                                 =========       =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable ................................   $  17,750       $  17,750
Other liabilities ............................         130             121
                                                 ---------       ---------
                                                    17,880          17,871
                                                 ---------       ---------
Stockholders' equity:
 Common stock, $.01 par value ................          61              52
 Additional paid in capital ..................      62,638          41,747
  Retained earnings ..........................      70,623          73,450
  Unrealized gain (loss) on securities
    available for sale, after tax ............       2,527            (237)
  Deferred compensation -- retirement plans...        (243)         (1,194)
                                                 ---------       ---------
                                                   135,606         113,818
                                                 ---------       ---------
                                                 $ 153,486       $ 131,689
                                                 =========       =========

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                       CONDENSED STATEMENTS OF OPERATIONS

                                                                         YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------------
                                                                    1997           1996           1995
                                                                    ----           ----           ----
                                                                             (IN THOUSANDS)
Interest income ...........................................      $    583       $    282       $    131
Interest expense ..........................................        (2,050)        (2,189)        (2,322)
Income from real estate operations ........................            --          4,471            531
Operating expenses ........................................          (477)          (482)          (656)
                                                                 --------       --------       --------
Earnings (loss) before income taxes and subsidiary earnings        (1,944)         2,082         (2,316)
Income tax (expense) benefit ..............................           817           (882)           984
                                                                 --------       --------       --------
  Net earnings (loss) -- holding company only .............        (1,127)         1,200         (1,332)
Net earnings from subsidiary ..............................        14,917         10,138          8,529
                                                                 --------       --------       --------
   Net earnings ...........................................      $ 13,790       $ 11,338       $  7,197
                                                                 ========       ========       ========

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995




                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                               YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------
                                                                        1997           1996          1995
                                                                        ----           ----          ----
                                                                                 (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net earnings ............................................      $ 13,790       $ 11,338       $  7,197
      Adjustments to reconcile net earnings to cash provided by
      operating activities:
        Amortization ..........................................            --            322            667
        Net earnings of subsidiary ............................       (14,917)       (10,138)        (8,529)
        Net change in other assets / liabilities ..............         2,552           (181)          (157)
        Increase in accrued interest payable ..................            --           (127)            29
        Income tax benefit (expense) ..........................          (817)           882           (984)
                                                                     --------       --------       --------
           Net cash provided by (used in) operating activities            608          2,096         (1,777)
                                                                     --------       --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Investment in equity of subsidiary ....................        (1,175)        (2,130)        (1,235)
        Sale of real estate held for development and sale .....            --          4,859             --
                                                                     --------       --------       --------
           Net cash provided by (used in) investing activities         (1,175)         2,729         (1,235)
                                                                     --------       --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from the issuance of common stock ............         5,390          1,589            463
        Treasury stock repurchased ............................        (2,055)            --             --
        Net increase (decrease) in notes payable ..............            --         (5,050)          (200)
        Dividends paid to stockholders ........................        (2,037)        (1,781)        (1,423)
                                                                     --------       --------       --------
           Net cash provided by (used in) financing activities          1,298         (5,242)        (1,160)
                                                                     --------       --------       --------
      Net increase in cash during the year ....................           731           (417)        (4,172)
      Cash and cash equivalents, beginning of year ............           120            537          4,709
                                                                     --------       --------       --------
      Cash and cash equivalents, end of year ..................      $    851       $    120       $    537
                                                                     ========       ========       ========

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


(21)  QUARTERLY FINANCIAL INFORMATION -- UNAUDITED

                                                                  THREE MONTHS ENDED,
                                                 -------------------------------------------------------
                                                 MARCH 31,     JUNE 30,      SEPTEMBER 30,  DECEMBER 31,
                                                 ---------     --------      -------------  ------------
1997:                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and dividend income ............        $40,270        $41,393        $42,518        $40,229
  Interest expense ......................         27,013         28,577         29,243         28,346
                                                 -------        -------        -------        -------
    Net interest income .................         13,257         12,816         13,275         11,883
  Provisions for loan losses ............          2,500          1,500          1,000          1,000
                                                 -------        -------        -------        -------
    Net interest income after provisions
          for loan losses ...............         10,757         11,316         12,275         10,883
  Non-interest income ...................          2,744          2,267          1,870          1,726
  Operating expenses ....................          8,078          7,827          7,509          9,626
  Income taxes ..........................          1,887          1,960          2,336            825
                                                 -------        -------        -------        -------
  Earnings before extraordinary items ...          3,536          3,796          4,300          2,158
    Extraordinary item (net of income ...             --             --             --             --
                                                 -------        -------        -------        -------
taxes)
  Net earnings ..........................        $ 3,536        $ 3,796        $ 4,300        $ 2,158
                                                 =======        =======        =======        =======
  Earnings per share:
        Basic ...........................        $  0.62        $  0.66        $  0.74        $  0.36
                                                 =======        =======        =======        =======
        Diluted .........................        $  0.59        $  0.63        $  0.71        $  0.35
                                                 =======        =======        =======        =======
  Dividends paid per share during quarter        $ 0.082        $  0.09        $  0.09        $  0.09
                                                 =======        =======        =======        =======

                                                    CENFED FINANCIAL CORPORATION
--------------------------------------------------------------------------------

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED
                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                     THREE MONTHS ENDED,
                                                 ------------------------------------------------------------
                                                 MARCH 31,        JUNE 30,      SEPTEMBER 30,    DECEMBER 31,
                                                 ---------        --------      -------------    ------------
1996:                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Interest and dividend income ............        $ 38,732         $ 39,118        $ 39,616         $ 39,617
 Interest expense .......................          26,595           25,680          26,429           27,220
                                                 --------         --------        --------         --------
    Net interest income .................          12,137           13,438          13,187           12,397
  Provisions for loan losses ............           2,800            2,250           1,500            1,500
                                                 --------         --------        --------         --------
    Net interest income after provisions
        for loan losses .................           9,337           11,188          11,687           10,897
  Non-interest income ...................           6,930            2,010           1,447            2,246
  Operating expenses ....................           8,834            8,482          17,672            9,079
  Income taxes ..........................           2,783            1,670          (5,816)           1,336
                                                 --------         --------        --------         --------
  Earnings before extraordinary items ...           4,650            3,046           1,278            2,728
    Extraordinary item (net of income ...            (364)              --              --               --
      taxes                                      --------         --------        --------         --------
    Net earnings ........................        $  4,286         $  3,046        $  1,278         $  2,728
                                                 ========         ========        ========         ========
  Earnings per share:
        Basic ...........................        $   0.77         $   0.55        $   0.23         $   0.48
                                                 ========         ========        ========         ========
        Diluted .........................        $   0.73         $   0.52        $   0.22         $   0.45
                                                 ========         ========        ========         ========
  Dividends paid per share during quarter        $  0.074         $  0.082        $  0.082         $  0.082
                                                 ========         ========        ========         ========